Form 10-Q
period 2023-09-30
Global Lights Acquisition Corp
filed 2023-12-21
CIK 1897971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41865

GLOBAL LIGHTS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 902, Unit 1, 8th Floor, Building 5

No. 201, Tangli Road

Chaoyang District, Beijing 100123

The People’s Republic of China

(Address of principal executive offices)

+86 10-5948-0786

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, and one Right to acquire one-sixth of one Ordinary Share	GLACU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GLAC	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-sixth of one Ordinary Share	GLACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of the date hereof, there were 8,975,000 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

GLOBAL LIGHTS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Cash	$315	$315
Deferred offering costs	938,139	836,340
Total Assets	$938,454	$836,655
LIABILITIES AND SHAREHOLDER’S DEFICIT
Amount due to related parties	$1,001,775	$808,287
Accrued offering costs	81,782	105,025
Total Current Liabilities	1,083,557	913,312
Commitments
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 495,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)(2)	$173	$173
Additional paid-in capital	—	—
Share subscription receivable	(173)	(173)
Accumulated deficit	(145,103)	(76,657)
Total Shareholder’s Deficit	$(145,103)	$(76,657)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$938,454	$836,655

(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statement.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Formation costs and operating costs	$16,575	$—	$68,446	$57,873
Net Loss	$(16,575)	$—	$(68,446)	$(57,873)
Weighted average number of shares outstanding, basic and diluted (1)(2)	1,500,000	1,500,000	1,500,000	1,500,000
Basic and diluted net loss per ordinary share	$(0.011)	$—	$(0.046)	$(0.039)

(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statement.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	For the three months ended September 30, 2023
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – June 30, 2023 (1)(2)	1,725,000	$173	$—	$(173)	$(128,528)	$(128,528)
Net loss	—	—	—	—	(16,575)	(16,575)
Balance – September 30, 2023(1)(2)	1,725,000	$173	$—	$(173)	$(145,103)	$(145,103)

	For the nine months ended September 30, 2023
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2022 (1)(2)	1,725,000	$173	$—	$(173)	$(76,657)	$(76,657)
Net loss	—	—	—	—	(68,446)	(68,446)
Balance – September 30, 2023 (1)(2)	1,725,000	$173	$—	$(173)	$(145,103)	$(145,103)

	For the three months ended September 30, 2022
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – June 30, 2022(1)(2)	1,725,000	$173	$—	$(173)	$(61,253)	$(61,253)
Net loss	—	—	—	—	—	—
Balance – September 30, 2022(1)(2)	1,725,000	$173	$—	$(173)	$(61,253)	$(61,253)

	For the nine months ended September 30, 2022
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2021 (1)(2)	1,725,000	$173	$—	$(173)	$(3,380)	$(3,380)
Net loss	—	—	—	—	(57,873)	(57,873)
Balance – September 30, 2022 (1)(2)	1,725,000	$173	$—	$(173)	$(61,253)	$(61,253)

(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance of these shares (see Note 7). As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statement.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(68,446)	$(57,873)
Changes in operating assets and liabilities:
Amount due to related parties	$68,446	$58,188
Net cash provided by operating activities	$—	$315

Net Change in Cash	—	315
Cash – Beginning	315	—
Cash – Ending	$315	$315

Supplemental disclosure of non-cash activities:
Deferred offering costs	$101,799	$99,317
Offering costs paid by related parties	$125,042	$223,148
Accrued offering payable	$(23,243)	$(123,831)

The accompanying notes are an integral part of these unaudited condensed financial statement.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Global Lights Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on August 23, 2021. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in and around several investment-worthy areas: (1) clean energy; (2) green financing; (3) circular economy; (4) energy technology; (5) low carbon consumption; and (6) carbon capture and storage, or CCS.

As of September 30, 2023, the Company had not commenced any operations. All activities for through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Carbon Neutral Holding Inc., a Cayman Islands exempted company (the “Sponsor”).

The Company’s registration statement for the Company’s IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Effective Date”). On November 16, 2023, the Company consummated the IPO of 6,900,000 units (the “Public Units”) of the Company, including the full exercise of the over-allotment option of 900,000 Public Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 350,000 units at $10.00 per unit (the “Private Units”) in a private placement (the “Private Placement”), generating total gross proceeds of $3,500,000. Each Public Unit consists of one ordinary share (the “Public Shares”), and one right to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination (the “Public Rights”). Each Private Unit consists of one ordinary share (the “Private Shares”) and one right to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination (the “Private Rights” and collectively with the “Public Rights” the “Rights”).

Transaction costs amounted to $5,038,858, consisted of $1,380,000 of underwriting fees, $2,415,000 of deferred underwriting fees (payable only upon completion of a Business Combination) and $1,243,858 of other offering costs. As of November 16, 2023, cash of $723,539 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

The Company has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units subject to funding the Trust Account (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.05 per Unit sold in the IPO, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (i) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 of the Financial Accounting Standard Board (FASB), “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a partnership, limited partnership, syndicate (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

The Company has until 12 months from the closing of the IPO to consummate the initial business combination. In addition, if the Company is unable to consummate the initial business combination by November 16, 2024, the Sponsor (and/or its affiliates or designees) may, but is not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time (up to by May 16,2025 to complete a business combination) (the “Combination Period”), provided that, pursuant to the terms of the Amended and Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November date that the registration statement filed in connection with the IPO is declared effective by the SEC (“Effective Date”), the only way to extend the time available for the Company to consummate the initial business combination in the absence of a definitive agreement is for the sponsor, upon ten days’ advance notice prior to the applicable deadline, to deposit into the trust account $600,000, or $690,000 if the over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The Amended and Restated Memorandum and Articles of Association will require that such an amendment be approved by a majority of not less than two-thirds of such members as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting. The public shareholders will not be afforded an opportunity to vote on the Company’s extension of time to consummate an initial business combination beyond the Combination Period as described above or redeem their shares in connection with such extensions.

If the Company is unbale to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Company shall:

(i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, payable in cash, at a per-Share price equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to US$100,000 of interest to pay dissolution expenses), divided by the number of then Public Shares issued and outstanding, which redemption will completely extinguish Public Shareholders’ rights (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. If the Company is forced to liquidate, the amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s Public Shareholders) under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) will be treated as share premium which is distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the Public Shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution (including any accrued interest, net of taxes payable).

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price of $10.00 per Unit.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.05 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2023, the Company had cash of $315 and working capital deficit (excluding deferred offering costs) of $ 1,083,242.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

The Company initially has until November 16, 2024 to consummate the initial Business Combination. However, the Company may extend the period of time to consummate a Business Combination two times (up to by May 16, 2025 to complete a Business Combination). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial Business Combination within the Combination Period, the Company will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of the Company’s outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (lesser tax payables and liquidation expenses up to $100,000), and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s Public Shareholders. In the event of dissolution and liquidation, the Company’s Rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. The Company cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can predict how this war will ultimately affect the Company’s ability to consummate a Business Combination.

In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these actions and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SECfor interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited as of December 31, 2022 as part of the prospectus filed on November 14, 2023 with the SEC (File No. 333-274645) (the “IPO Prospectus”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31,2023.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $315 and $315 as of September 30, 2023 and December 31, 2022, respectively.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO and that was charged to shareholders’ equity upon the completion of the IPO. As of September 30, 2023 and December 31, 2022, the Company has incurred $938,139 and $836,340 of deferred offering costs, respectively.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-sixth (1/6) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

The Company will not Issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of six in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the rights are classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary share and then shares in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 23, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — IPO

On November 16, 2023, the Company consummated the IPO of 6,900,000 Public Units, including the full exercise of the over-allotment option of 900,000 Public Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Each Public Unit consists of one Public Share, and one Public Rights to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 350,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,500,000 in the Private Placement. Each Private Unit consists of one Private Share, and one Private Share to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination. The Company will not issue fractional shares. As a result, Private Rights may only be converted in multiples of six. Private Units are identical to the Public Units sold in the IPO except for certain registration rights, redemption rights and transfer restrictions. If the Company does not complete a Business Combination within the Combination Period, the Private Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Units.

Note 5 — Related Parties Transactions

Founder Shares

On November 11, 2022, December 2, 2021 and August 23, 2021, the Company issued an aggregate of 1,035,000, 840,000 and 1,000,000 ordinary shares respectively, to the Sponsor (“Founder Shares”) for an aggregate purchase price of $288. On June 7, 2023, the Company repurchased and canceled 1,150,000 Founder Shares with a consideration of $115 and off-set the consideration receivable from the sponsor. Following which the Sponsor holds 1,725,000 Founder Shares in total and total consideration receivable from the sponsor after the off-set is $173. The Company did not receive payment for the Founder Shares as of September 30, 2023 and the $173 payment due to the Company is recorded as share subscription receivable.

The registration statement for the Company’s IPO became effective on November 13, 2023. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

The Initial Shareholder has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares, (A) with respect to 50% of the Founder Shares, until the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $16.50 per share (as adjusted for share sub-division, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, (B) with respect to the remaining 50% of the Founder Shares, until six months after the date of the consummation of the Business Combination, or (C) earlier, if, subsequent to the Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On December 23, 2021, the Company’s Sponsor issued an unsecured promissory note (“Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On October 24, 2023, the Company and the Sponsor made an amendment to the principal amount of the promissory note from $300,000 to $950,000. The Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. There was no outstanding balance of Promissory Note as of September 30, 2023 and December 31, 2022.

Administrative Services Agreement

The Company intends to enter into an Administrative Services Agreement with the Sponsor on Effective Date pursuant to which the Company will pay a total of $10,000 per month starting from the Effective Date for office space, administrative and support services to such affiliate. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Accordingly, in the event that the Business Combination is not consummated until 12 months from the Effective Date, the Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit.

Extension Loan

In order to extend the period of time to consummate a Business Combination twice by an additional three months each time, the Sponsor (and/or its designees) must deposit into the Trust Account $690,000 (approximately $0.10 per Public Share) on or prior to the date of the applicable deadline, for each three-month extension, in exchange for a non-interest bearing, unsecured promissory note, and such loan may be convertible into units at a price of $10.00 per unit, each unit consisting of one Ordinary Share and one right to receive one-sixth of one Ordinary Share.

Amount Due to Related Parties

For the Period from August 23, 2021 (inception) through September 30, 2023, the Company’s related party Moore (Dalian) Technology Co., Ltd (“Moore”), Beijing Huachuan Xingrun Investment Co., Ltd (“Huachuan”) and Miao Zhizhuang made several payments on behalf of the Company. The payments were non-interest bearing and had no due date.

No.	Names of related parties	Relationship
1	Miao Zhizhuang	The sole director of the Sponsor of the Company
2	Moore	80% equity interests owned by Miao Zhizhuang’s spouse
3	Huachuan	40% equity interests owned by Miao Zhizhuang

Amount due to related parties consisted of the following for the periods indicated:

	As of
	September 30, 2023	December 31, 2022
Moore (1)	$780,228	$729,808
Miao Zhuangzhi (2)	211,222	68,154
Huachuan (3)	10,325	10,325
Amounts due to related parties	$1,001,775	$808,287
(1)	Moore, a related party of the Company, paid offering costs of $420 and $21,908 for the three months ended September 30, 2023, and 2022, and paid $50,420 and $271,010 for the nine months ended September 30, 2023 and 2022. The amount was repaid by the Sponsor on November 9, 2023.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

(2)	Miao Zhizhuang, the sole director of the Sponsor of the Company, paid offering costs of $74,378 and nil for the three months ended September 30, 2023 and 2022 , and paid $143,068 and nil for the nine months ended September 30, 2023 and 2022. The amount was repaid by the Sponsor on November 9, 2023.
(3)	Huachuan, a related party of the Company, paid offering costs of nil for the three months ended September 30, 2023 and 2022 , and paid nil and $10,325 for the nine months ended September 30, 2023 and 2022. The amount was repaid by the Sponsor on November 9, 2023. Besides, the Company received loan from Huachuan of nil and $315 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 — Commitments

Registration rights

The holders of the Founder Shares, Private Placement Units (and all underlying securities), and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on the Effective Date. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Placement Units issued in payment of Working Capital Loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 900,000 additional Public Units to cover over-allotments, at the IPO price, less the underwriting discounts and commissions. On November 16, 2023, the underwriters fully exercised the over-allotment option to purchase 900,000 Public Units, generating gross proceeds to the Company of $9,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Unit 2.0% of the gross proceeds of the IPO, or $1,380,000. In addition, the underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company shall give the underwriters the right (but not the obligation) of first refusal to act as the sole provider, from the closing of the Business Combination through the eighteen (18) month anniversary thereof, of any arrangement or facility enabling the Company to raise capital through the sale or other distribution of its shares or any other equity-linked securities directly or indirectly (e.g., by sales of immediately registered shares) to the public markets.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 5,000,000 preference shares each with a par value of US$0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 495,000,000 shares each with a par value of US$0.0001 with the power to redeem any of its shares, increase or reduce such capital and to issue all or any part of its capital (whether original, redeemed, increased or reduced) with or without any preference, priority or special privilege, or subject to any postponement of rights, or to any conditions or restrictions whatsoever and so that, unless the conditions of issue shall otherwise expressly provide, every issue of shares, whether stated to be preference or otherwise, shall be subject to the powers on the part of the Company hereinbefore contained. Holders of the ordinary share are entitled to one vote for each share. On August 23, 2021, there were 1,000,000 shares of ordinary share issued and outstanding. On December 2, 2021, the Company issued 840,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,000,000 ordinary shares, with consideration receivable from the sponsor. On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,840,000 ordinary shares, with consideration receivable from the sponsor. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor (“Founder Shares”) and offset the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off- set is $173. As of September 30, 2023 and December 31, 2022, among the 1,725,000 shares issued to the Sponsor, 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial shareholder will own 20% of the issued and outstanding shares after the IPO (excluding the sale of the Private Units and assuming the initial shareholder do not purchase any Units in the IPO). As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are subject to forfeiture.

Rights — Each holder of a right will receive one-sixth (1/6) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/6 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Other than as described in these unaudited condensed financial statements, the Company identified the following subsequent event requiring disclosure in the financial statements.

On November 16, 2023, the Company consummated the IPO of 6,900,000 units, including the full exercise of the over-allotment option of 900,000 Public Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 350,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us”, “our”, or “we” refer to Global Lights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company formed under the laws of Cayman Island on August 23, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (each an “initial business combination”). We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting an initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, while we intend to focus our search on a target that provides solutions promoting sustainable development and focuses on environmentally sound infrastructure and industrial applications that eliminate or mitigate greenhouse gas emissions, and/or enhance resilience to climate change.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On August 23, 2021, our sponsor, Carbon Neutral Holdings Inc. (the “Sponsor”), purchased 1,000,000 ordinary shares,  par value $0.0001 per share of the Company (the “Ordinary Shares”) for an aggregate purchase price of $100, or approximately $0.0001 per share. On December 2, 2021 and November 11, 2022, our Sponsor purchased 840,000 and 1,035,000 Ordinary Shares, respectively, at $0.0001 per share. On June 7, 2023, we repurchased and canceled 1,150,000 Ordinary Shares from the Sponsor at par value $0.0001 per share for an aggregate price of $115, and off-set the consideration receivable from the Sponsor, following which our Sponsor holds 1,725,000 Ordinary Shares (the “Founder Shares”).

Recent Development

On November 16, 2023, we consummated the IPO of 6,900,000 units (including 900,000 units issued upon the full exercise of the over-allotment option) (the “Units”). Each Unit consists of one Ordinary Share, and one right (the “Right”), with each one Right entitling the holder thereof to exchange for one-sixth (1/6) of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

Substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 350,000 units (the “Private Units”) to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,500,000.

The proceeds of $69,345,000 (or $10.05 per Unit) from the proceeds of the IPO and the Private Placement were placed in the trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Commenced on December 4, 2023, holders of Units may elect to separately trade the Ordinary Shares and Rights in its Units, The Ordinary Shares and Rights trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GLAC,” and “GLACR”, respectively. Units not separated continue to trade on Nasdaq under the symbol “GLACU.”

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the nine months ended September 30, 2023 involved mainly activities necessary for the IPO, There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three and nine months ended September 30, 2023, we had a net loss of $16,575 and $68,446, respectively, which comprised of formation costs and operating costs.

For the three and nine months ended September 30, 2022, we had a net income of nil and $57,873, respectively, which comprised of formation costs and operating costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, cash used in operating activities was nil. As of September 30, 2023, we had cash of $ 315 available for working capital needs. As of September 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

On November 16, 2023, we consummated the initial public offering (the “IPO”) of 6,900,000 Units (including 900,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one Ordinary Shares, and one Right, each one Right entitling the holder thereof to exchange for one-sixth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

On November 16, 2023, substantially concurrently with the closing of the IPO, the Company completed the Private Placement of 350,000 Private Units to the Company’s Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,500,000.

The proceeds of $69,345,000 ($10.05 per unit) from the proceeds of the IPO and the Private Placement were placed in the Trust Account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $2,415,00 payable to Chardan Capital Markets, LLC, the representative of the underwriters of the IPO (the “Deferred Underwriting Fees”). To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming an initial business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

The Company will have until November 16, 2024 (unless further extended) initially to consummate a business combination, which is less than one year from the date that the financial statement is issued as it expects to continue to incur significant costs in pursuit of its acquisition plans and may needs to raise additional funds to meet its obligations and sustain its operations. In addition, the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters the Deferred Underwriting Fees equal to 3.5% of the gross proceeds of the IPO. Upon completion of the initial business combination, $2,415,000 will be paid to the underwriters from the funds held in the Trust Account.

The Founder Shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans in the manner as set in the IPO Prospectus (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO and that was charged to shareholders’ equity upon the completion of the IPO. As of September 30, 2023 and December 31, 2022, the Company has incurred $ 938,139  and $836,340 of deferred offering costs, respectively.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-sixth (1/6) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not Issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of six in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights issued upon the IPO and Private Placement meet the criteria for equity classification under ASC 480, therefore, the rights are classified as equity.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary share and then shares in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus (the “IPO Prospectus”) of our initial public offering (the “IPO”) filed on November 14, 2023 with the Securities and Exchange Commission (the “SEC”) (File No. 333-274645). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our IPO Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

We are a blank check company formed under the laws of Cayman Island on August 23, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (each an “initial business combination”).

On November 16, 2023, we consummated the IPO of 6,900,000 units (including 900,000 units issued upon the full exercise of the over-allotment option) (the “Public Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (the “Ordinary Shares”), and one right (the “Right”), with each one Right entitling the holder thereof to exchange for one-sixth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-274645).

Substantially concurrently with the closing of the IPO on November 16, 2023, we completed the private sale (the “Private Placement”) of 350,000 units (the “Private Units”) to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,500,000. Private Units are identical to the Public Units sold in the IPO, except that the Sponsor agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial business combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The proceeds of $69,345,000 (or $10.05 per Unit) from the proceeds of the IPO and the Private Placement were placed in the trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. We paid a total of $1,380,000 in underwriting discounts and commissions and $1,243,858 for other offering cost.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 13, 2023, by and between the Company and Chardan Capital Markets, LLC, as the representative of the several underwriters..(1)

3.1	Amended and Restated Memorandum and Articles of Association, dated November 13, 2023.(1)

4.1	Rights Agreement, dated November 13, 2023, by and between Continental Stock Transfer & Trust Company and the Company.(1)

10.1	Private Units Purchase Agreement, dated November 13, 2023, aby and between the Company and the Sponsor.(1)

10.2	Investment Management Trust Agreement, dated November 13, 2023, by and between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration Rights Agreements, dated November 13, 2023, by and between the Company and Initial Stockholders. (1)

10.4	Letter Agreement, dated November 13, 2023, among the Company and the Company’s officers, directors and the Sponsor.(1)

10.5	Form of Indemnity Agreements, dated November 13, 2023, by and among the Company and the directors and officers of the Company.(1)

10.6	Administrative Service Agreement, dated November 13, 2023, by and between the Company and the Sponsor.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL LIGHTS ACQUISITION CORP

Date: December 21, 2023	By:	/s/ Zhizhuang Miao
Zhizhuang Miao
Chief Executive Officer

Date: December 21, 2023	By:	/s/ Bin Yang
Bin Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)