Form 10-K
period 2023-12-31
Global Lights Acquisition Corp
filed 2024-04-15
CIK 1897971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-41865

GLOBAL LIGHTS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 902, Unit 1, 8th Floor, Building 5

No. 201, Tangli Road

Chaoyang District, Beijing 100123

The People’s Republic of China

(Address of principal executive offices and zip code)

+86 10-5948-0786

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, and one Right to acquire one-sixth of one Ordinary Share	GLACU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	GLAC	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-sixth of one Ordinary Share	GLACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of April 15, 2024, there were 8,975,000 ordinary shares, par value $0.0001 per share issued and outstanding.

GLOBAL LIGHTS ACQUISITION CORP

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Global Lights Acquisition Corp, a blank check company incorporated on August 23, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Carbon Neutral Holdings Inc.. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “IPO” refer to our initial public offering, which closed on November 16, 2023. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on August 23, 2021 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. While we may pursue an acquisition or a business combination target in any business, industry or geography, we intend to focus our search on a target that provides solutions promoting sustainable development and focuses on environmentally sound infrastructure and industrial applications that eliminate or mitigate greenhouse gas emissions, and/or enhance resilience to climate change. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On August 23, 2021, Carbon Neutral Holdings Inc., a Cayman Islands exempted company, our sponsor (the “Sponsor”) purchased 1,000,000 ordinary shares, par value $0.0001 per share, of the Company (the “Ordinary Shares”) for an aggregate purchase price of $100, or approximately $0.0001 per share. On December 2, 2021 and November 11, 2022, the Sponsor purchased 840,000 and 1,035,000 Ordinary Shares, respectively, at $0.0001 per share. On June 7, 2023, the Company repurchased and canceled 1,150,000 Ordinary Shares from the Sponsor at par value $0.0001 per share for an aggregate price of $115, and off-set the consideration receivable from the Sponsor. As a result, the Sponsor holds 1,725,000 Ordinary Shares for a total purchase price of $173 (the “Founder Shares”).

On November 16, 2023, we consummated the IPO of 6,900,000 units (the “Public Units”), which included 900,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one Ordinary Share and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-sixth of one Ordinary Share upon the completion of the initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69.0 million.

On November 16, 2023, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of 350,000 units (the “Private Units”)  to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $3,500,000.

The proceeds of $69,345,000 ($10.05 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On November 30, 2023, we announced that holders of the Company’s Public Units may elect to separately trade the Ordinary Shares and Rights included in its Public Units, commencing on or about December 4, 2023.

The Ordinary Shares and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “GLAC” and “GLACR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “GLACU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Ordinary Shares and Rights.

Our Competitive Advantages

We expect the companies we choose to target for our initial business combination will benefit greatly from the tenured experience, expertise, operating skills and entrepreneurship of our management team. Our experience in industries relating to sustainable development spans across environmental protection solutions, resource recycling technologies, water treatment technologies and devices and hazard-free treatment of ash and residue, and we are acutely aware of the industry development and pain points of the sustainable development economy. We are well positioned to identify and execute a business combination as a preferred partner to a target. We believe our Company has competitive advantages in the following aspects:

●	Our management team. Our management team has extensive experience in founding and operating companies in the industries of environmental protection and sustainable development. Our Chief Executive Officer, Mr. Miao, is an experienced leader and entrepreneur across multiple industries with a successful track record, and he is supported by an experienced transaction team led by our Chief Financial Officer and Chief Strategy Officer to identity business combination targets.
●	Market intelligence and industry experience. We believe our Sponsor, directors and officers have a deep understanding of the rapidly evolving industries that promote sustainable development, capitalizing on the team’s extensive experience in industries relating to sustainable development spans across environmental protection solutions, resource recycling technologies, water treatment technologies and devices and hazard-free treatment of ash and residue.
●	Extensive network to source quality targets. Our management team has both accumulated a significant amount of industry expertise and extensive connections with companies in the environment industry and also deep insights into the public and private capital markets. We believe we are well positioned to evaluate a business combination.

Business Strategy

While we may pursue an acquisition or a business combination target in any business, industry or geography, we intend to focus our search on a target that provides solutions promoting sustainable development and focuses on environmentally sound infrastructure and industrial applications that eliminate or mitigate greenhouse gas emissions, and/or enhance resilience to climate change. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

Examples of the industries where we see potential opportunity include, but are not limited to:

●	Clean fuel transportation, electrification and energy efficiency: Development in transportation, self-directed and autonomous mobility and fuel efficiency, battery and energy storage, distributed energy, energy efficiency and smart grid technology is continually evolving as companies aim to improve electricity reliability for those they service while reducing overall emissions.
●	Environmental infrastructure: Global population growth and GDP trends have bolstered demand growth for the efficient management of waste, water and agriculture, as well as highlighted the need for greater air emissions controls. The reuse, recycling and transformation of these products and byproducts into energy and other useful applications and products are important for the elimination or mitigation of greenhouse gas emissions and/or climate change.
●	Carbon capture, utilization and storage: Opportunities in carbon capture, storage and utilization applications, including in the reduction, removal and recycling of carbon emissions into industrial, chemical and consumer end uses are becoming increasingly vital as more stringent emissions regulations and policies are put in place by governmental agencies and corporate entities.

The foregoing opportunities are not intended to be exhaustive. We may pursue an initial business combination with a target business in any industry, sector or geographic location.

Our team includes experienced entrepreneurs, business executives, professional investors and scholars from academia with a wide range of relevant experience founding, growing and leading companies. Our team has an extensive track record and broad relationships in industry, governmental and non-governmental organizations and the investment community. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies that have a connection to the Asian market, in identifying attractive acquisition opportunities.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Leading market position. We intend to seek one or more targets that have a leading presence across an industry or segment or have leading technology or product capabilities.
●	Experienced management team. We intend to seek one or more targets that have experienced management team with a proven record of business growth success.
●	Large addressable markets. We intend to seek one or more targets that address a large market that creates the opportunity for attractive long-term growth prospects.
●	Scalability. We seek to seek one or more targets that will be able to significantly scale their operations to take advantage of their opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.
●	Ability to deliver revenue growth. We intend to seek one or more targets that enjoy a proven record of success and exhibit strong potential to deliver future revenue growth.
●	Appropriate valuation. We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables and intrinsic value that provide significant upside potential.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that the Sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC.

Other Acquisition Considerations

In addition to the Sponsor, some members of our management team indirectly own our Ordinary Shares and/or Private Units following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act even before we enter a definitive agreement regarding our initial business combination.

Effecting a Business Combination

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata portion of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders, including the Sponsor, the officers and directors, have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the Trust Account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the business combination.

We will have until November 16, 2024 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by November 16, 2024, we may, but are not obligated to, extend the period of time to consummate a business combination two times, by an additional three months each time (for a total of up to May 16, 2025 to complete a business combination), provided that the Sponsor or designee must deposit into the Trust Account for each three months extension, $690,000, up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from November 16, 2024 to up to May 16, 2025 described above or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

If we are unable to consummate our initial business combination within this time period, we will liquidate the Trust Account and distribute the proceeds held therein to our public shareholders by way of redeeming their shares and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the Trust Account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

Pursuant to the NASDAQ listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the Trust Account balance. We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the Trust Account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, insiders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such target business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Permission Required from the PRC Authorities for the Oversea Listing and a Business Combination If We Acquire a PRC Target Company (Post-Business Combination)

We are a Cayman Islands exempted company with no operations or subsidiaries in China. The Sponsor, is indirectly owned by Zhizhuang Miao, Xuan Liu, Zhao Yu, Guomei Han and Yizhi Guo, all of whom are Chinese citizens, As of the date of this report, the Sponsor owns approximately 23.1% of equity interest and public shareholders including U.S. investors and foreign investors collectively own 76.9% of equity interest of us.

As the date of this report, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for the IPO or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to the IPO and listing from any relevant PRC authorities.

We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. Because our management team, primarily based in China, has network in China and our principal office and the Sponsor are located in China, we may pursue a business combination with a company doing business in China, which may have legal and operational risks associated with it.

Specifically, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, among other things, purport to require that if an overseas company established or controlled by PRC companies or individuals, or PRC citizens, intends to acquire equity interests or assets of any other PRC domestic company affiliated with such entities or persons, such acquisition must be submitted to the MOFCOM for approval. The M&A Rules also require an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals, and formed for purposes of an overseas listing through acquisition of PRC domestic interests held by such PRC companies or individuals, to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval mechanism for overseas listings by special purpose vehicles. However, to date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a PRC entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. At this time, a prior approval from the CSRC is not practicable in practice for the business combination because the CSRC currently has not issued any definitive rule or interpretation on this point and our company is a blank check company incorporated in Cayman Islands rather than China and we do not own or control any equity interest in any PRC company or operate any business in China. However, uncertainties still exist as to how the M&A Rules could be interpreted or implemented in the future, and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On February 17, 2023, the CSRC published the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, with five supporting guidelines, which came into effect on March 31, 2023 (the “Trial Measures”), which, among other provisions, states that if the assets of a PRC domestic enterprise are directly or indirectly listed overseas through one or more acquisitions, share exchanges, transfers and other trading arrangements, the domestic enterprise shall perform the filing procedures to CSRC. As of the date of this report, we are not required to submit an application to the CSRC because we are a blank check company incorporated in Cayman Islands rather than China and we do not own or control any equity interest or assets in any PRC company or operate any business in China. Nevertheless, our combination transaction may be required to be filed with the CSRC if we decide to consummate the business combination with a target business based in and primarily operating in China (the “PRC Target Company”) prior to the consummation, depends on how the provisions are interpreted or implemented by CSRC in the context of an overseas offering.

While the application of the M&A Rules remains unclear, no official guidance and related implementation rules have been issued in relation to the Opinions, and the interpretation and implementation of the Opinions also remain unclear at this stage, as advised by our PRC counsel, based on its understanding of the current PRC laws and regulations, no prior permission is required under the M&A Rules or the Opinions, or the Trial Measures from any PRC governmental authorities (including the CSRC) for consummating the IPO by us, and we will not be required to submit an application to the CSRC for the approval under the M&A Rules for the trading of our units, or other underlying securities, on Nasdaq because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours are subject to this regulation; (ii) we did not acquire any equity interests or assets of a “PRC domestic company” as such terms are defined under the M&A Rules. and (iii) our company is a blank check company incorporated in Cayman Islands rather than China and our company does not own or control any equity interest or assets in any PRC company or operate any business in China. Therefore, the M&A Rules and other current regulations of CSRC do not apply to the IPO. Nevertheless, our combination transaction may be required to be filed with the CSRC prior to the consummation, if the Trial Measures or the M&A Rules applies, each depends on the structure of the target company. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretation of current rules to require us to obtain CSRC or other PRC governmental approvals for our IPO or listing on Nasdaq or for the business combination if we decide to consummate the business combination with a target business based in and primarily operating in China.

Additionally, the Measures for Cybersecurity Reviews issued by the CAC on December 28, 2021, effective as of February 15, 2022, further restates and expands the applicable scope of relevant cybersecurity review procedures in China. According to the Cybersecurity Reviews, the purchase of network products and services by critical information infrastructure operator and the data processing activities carries out by online platform operators, which affects or may affect national security, shall be subject to cybersecurity review; and any operator who applies to list its securities overseas must apply to the Cybersecurity Review Office for a cybersecurity review if it is in possession of the personal information of more than 1,000,000 users. If the PRC Target Company business is in possession of the personal information of more than 1,000,000 users, the PRC Target Company business would be required to conduct the cybersecurity review. If our PRC-based target business is determined by PRC regulatory authorities to have data security risks, the relevant regulatory authority may have the right to stop the indirect listing of the PRC Target Company’s securities through the consummation of the business combination, or (should the consummation of the business combination already have occurred) even request for withdrawal our Nasdaq listing application or delisting of our securities. In accordance with the Measures for Cybersecurity Reviews, the exact manner of intervention is not specified. Per the PRC Data Security Law issued by Standing Committee of the National People’s Congress in June 2021, effective as of September 1, 2021, the cybersecurity review decision would be final and we would not have the ability to appeal. Our PRC counsel has advised us that, based on its understanding of the current PRC laws and regulations, we are not covered by permissions requirements from the CAC because (i) we are a blank check company and we do not operate any business in China and (ii) we are not an operator of critical information infrastructure or Internet platform operator as prescribed under the Measures for Cybersecurity Reviews. or any other governmental agency that is required to approve our operations. Moreover, we are not considering any PRC target Company that may be deemed as an operator of critical information infrastructure or Internet platform operator by the CAC. However, the proposed rules might still impact the timetable of our initial business combination and the certainty of our initial business combination. If, for example, our potential initial business combination is with a target business operating in the PRC and if the CAC makes other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. Since our business combination period is by November 16, 2024 (or up to May 16, 2025, if extended), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination by November 16, 2024 (or up to May 16, 2025, if extended). For these reasons we are not considering any PRC Target Company that may reasonably be deemed as an operator of critical information infrastructure or Internet platform operator by the Cybersecurity Administration of China, or any PRC Target Company that possesses personal information of more than one million users that may involve their data. Therefore, we may conduct analysis before we enter into a definitive agreement with a target company to evaluate the risks associated with the review by the CAC so as to attempt to avoid searching for a company with one million personal information in China or a company operating critical information infrastructure in China.

If it is determined in the future that CSRC or CAC approval or other procedural requirements are required to be met for and prior to a business combination, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining such approval or completing such procedures for our initial business combination with companies in China, or a rescission of any such approval, could subject us to sanctions by the relevant PRC governmental authorities. In addition, if the PRC governmental authorities later promulgate new rules or explanations requiring that we obtain their approvals for filings, registrations or other kinds of authorizations for our initial business combination, we cannot assure you that we can obtain the approval, authorizations, or complete required procedures or other requirements in a timely manner, or at all, or obtain a waiver of the requisite requirements if and when procedures are established to obtain such a waiver. Any of these failures may cause delay or termination of a potential business combination, imposition of fines and penalties, limitation on our operation in China and materially and adversely affect our ability to complete a business combination in the prescribed time period or otherwise affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

Contractual Arrangements and Corporate Structure for a PRC-based Target Business

If we decide to consummate our initial business combination with PRC Target Company utilizing a variable interest entity (“VIE”) structure due to restrictions imposed by PRC laws and regulations on foreign investment in certain industries, the combined company may be a company incorporated in jurisdictions other than the PRC, such as the Cayman Islands, and may conduct substantially all of its business operations in the PRC through its PRC subsidiaries and VIEs, while the combined company will not hold any direct equity interests in the VIEs. The combined company’s PRC subsidiaries will consolidate the financial results of the VIEs through a series of contractual arrangements with the VIEs, as well as their founders and owners (the “VIE Agreements”). VIE Agreements normally include: (i) certain power of attorney agreements, a share pledge agreement and certain loan agreements; (ii) an exclusive business cooperation agreement which allows the post-combination entity to receive substantially all of the economic benefits from the VIE; and (iii) certain exclusive option agreements and certain spouse consent letters which provide the WFOE with an exclusive option to purchase all or part of the equity interests in and/or assets of the VIE when and to the extent permitted by PRC laws (such arrangements are referred as a “VIE structure”). The post-combination entity, through a VIE structure, can consolidate the financial results of the VIE in its consolidated financial statements as a primary beneficiary in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, for accounting purpose. The post-combination entity or its shareholders do not directly or indirectly hold equity interests in the VIE, and therefore, a VIE structure is subject to risks due to the uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitations on foreign ownership of business in a restricted industry, regulatory review of overseas listings of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. The VIE structure is also subject to the risks of uncertainty about any future actions of the PRC government in this regard that could disallow the VIE structure, which would likely result in a material change in the post-combination entity’s operations and may cause the value of our ordinary shares to depreciate significantly or become worthless.

Since the post-combination entity and its shareholders will not own equity interest in the VIE and the shareholders of the VIE will still own the shares of the VIE after the business combination, the VIE structure may not be as effective as equity ownership and we may incur substantial costs to enforce the terms of the VIE Agreements. The VIE shareholders may not act in the best interests of the WFOE or the post-combination entity, or may not perform their obligations under the VIE Agreements. If the VIE or the VIE shareholders breach their contractual obligations under the VIE Agreements, the post-business combination company may have difficulty in enforcing any rights it may have under the VIE Agreements with the VIE and/or its founders and owners because all of the VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment in the PRC is not as developed as in the United States. The post-combination entity may have to incur substantial costs and expend significant resources to enforce such VIE Agreements in reliance on legal remedies under PRC law. In connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the VIE, including such equity interest of such record holder, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the VIE Agreements or that the ownership by the record holder of such equity interest will be unchallenged.

As at the date hereof, there are very few precedents and little official guidance as to how VIE Agreements should be interpreted or enforced under PRC law. The VIE Agreements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. Furthermore, VIE Agreements may not be enforceable in China if the PRC government authorities or courts take a view that such VIE Agreements contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In the event that the post-combination entity is unable to enforce the VIE Agreements, the post-combination entity may not be able to consolidate the financial results of the VIE through the VIE Agreements, which will have a material adverse effect on its financial condition and results of operations.

Although the PRC authorities do not require permission to entering into the VIE Agreements, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021, pursuant to which the PRC government will strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings of Chinese companies. The Opinions and any related implementing rules to be enacted may subject the VIE structure to compliance requirements in the future. Given the current regulatory environment in the PRC, uncertainty of different interpretations and enforcement of the rules and regulations in the PRC may be adverse to our business combination with a PRC Target Company or the post-business combination company, which requirements may take place quickly with little advance notice.

Regardless whether a VIE structure is required for us to complete a business combination with a PRC Target Company, the governing PRC laws and regulations are sometimes vague and uncertain and can change quickly with little advance notice, which may result in a material change in the post-combination entity’s operations, cause the value of our shares following the business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combination entity’s ability to offer or continue to offer securities to investors. For instance, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. However, since these statements and regulatory actions are new, it is uncertain how soon Chinese legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to acquire or merge with a PRC Target Company, as well as the post-combination entity’s ability to conduct its business, accept foreign investments, or list on a U.S. stock exchange.

The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in the operations of the PRC operating entities and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, (i) as the date hereof, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to list our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities before our listing; or any law, regulation, rules and policies will become effective and enforceable after our listing that could substantially affect our operation and the value of our securities may depreciate quickly even become worthless; and (ii) prior to the consummation of our initial business combination, our operation involves searching and identifying suitable targets, conducting due diligence on targets, negotiating and consummating our initial business combination. Though we are not restricted or prohibited from such business activities in China, we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation in China, which would likely result in a material change in our operations, significantly limit or hinder our ability to offer or continue to offer our securities, and cause the value of our securities may depreciate significantly or become worthless.

As we conduct our operations through an office space in the PRC, and the Sponsor and all of our executive officers and directors are located in or have significant ties to the PRC, the location of the Sponsor and executive officers and directors may make us a less attractive partner to a non-China- or non-Hong Kong-based target company, which may therefore make it more likely for us to consummate a business combination in the PRC. Moreover, the legal and regulatory risks associated with being based in China may make us a less attractive partner in an initial business combination than a SPAC without any ties to China or Hong Kong.

Facilities

Our executive offices are located at Room 902, Unit 1, 8th Floor, Building 5, No. 201, Tangli Road, Chaoyang District, Beijing, People’s Republic of China. We make $10,000 per month payment to the Sponsor for the office space, administration and support services. We consider our current office space adequate for our current operations.

Employees

We currently have Mr. Zhizhuang Miao as the Chief Executive, Mr. Bin Yang as theChief Financial Officer, Mr. William Liu as the Chief Strategy Officer, Mr. Guomei Han as the Chief Research & Development Officer, and Mr. Yizhi Guo as the Chief Technology Officer. Each of the officers is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices located at Room 902, Unit 1, 8th Floor, Building 5, No. 201, Tangli Road, Chaoyang District, Beijing, People’s Republic of China, and our telephone number is +86 10-5948-0786.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Ordinary Shares, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “GLACU,” “GLAC,” and “GLACR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 2 holders of record of our separately traded Ordinary Shares, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 23, 2021, the Sponsor purchased 1,000,000 Ordinary Shares for an aggregate purchase price of $100, or approximately $0.0001 per share. On December 2, 2021 and November 11, 2022, the Sponsor purchased 840,000 and 1,035,000 Ordinary Shares, respectively, at $0.0001 per share. On June 7, 2023, the Company repurchased and canceled 1,150,000 Ordinary Shares from the Sponsor at par value $0.0001 per share for an aggregate price of $115, and off-set the consideration receivable from the Sponsor. As a result, the Sponsor holds 1,725,000 Ordinary Shares for a total purchase price of $173, which are referred to as the Founder Shares.

Substantially concurrently with the closing of the IPO, we completed the Private Placement of 350,000 Private Units to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,500,000. The Private Units are identical to the Public Units sold in the IPO, except that the Sponsor agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial business combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $69,345,000 ($10.05 per Public Unit) from the IPO and the Private Placement were placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company. We paid a total of $1,380,000 in underwriting discounts and commissions and $1,243,858 for other offering cost.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company”, “us”, “our”, or “we” refer to Global Lights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on August 23, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, the Private Placement, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. While we may pursue an acquisition or a business combination target in any business, industry or geography, we intend to focus our search on a target that provides solutions promoting sustainable development and focuses on environmentally sound infrastructure and industrial applications that eliminate or mitigate greenhouse gas emissions, and/or enhance resilience to climate change. Our efforts in identifying prospective target businesses will not be limited to a particular geographic region.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On November 16, 2023, we consummated the IPO of 6,900,000 Public Units, which included 900,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one Ordinary Share and one Right, each one Right entitling the holder thereof to exchange for one-sixth of one Ordinary Share upon the completion of the initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $69.0 million.

On November 16, 2023, simultaneously with the consummation of the IPO, we completed Private Placement of 350,000 Private Units to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $3,500,000.

The proceeds of $69,345,000 ($10.05 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in the Trust Account established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating an initial business combination and working capital.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We have generated and expect to continue to generate non-operating income in the form of interest income on cash and investments held in trust account after the IPO. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses associated with the search for target opportunities.

For the year ended December 31, 2023, we had a net income of $79,994, which consists of formation and operating costs of $369,963, offset by interest income on investments held in the Trust Account of $449,957.

For the year ended December 31, 2022, we had a net loss of $73,277, which consists of formation and operating costs of $73,277.

Liquidity and Capital Resources

Following the closing of the IPO on November 16, 2023, a total of $69,345,000 was placed in the Trust Account. Thereafter, as of December 31, 2023 we had $1,391 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,038,858 in transaction costs, including $1,380,000 of underwriting discounts and commissions, $2,415,000 of deferred underwriting commissions, $1,243,858 of other offering costs.

We will have until November 16, 2024 to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by November 16, 2024, we may, but are not obligated to, extend the period of time to consummate a business combination two times, by an additional three months each time (for a total of up to May 16, 2025 to complete a business combination), provided that the Sponsor or designee must deposit into the Trust Account for each three months extension, $690,000, up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from November 16, 2024 to up to May 16, 2025 described above or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting commissions of $2,415,000 payable to Chardan Capital Markets, LLC. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from The Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2023, we had cash of $1,391 and a working capital of $84,522. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a business combination within prescribed period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the prescribed period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Administrative Services Agreement

We are obligated, commencing on November 14, 2023, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to such affiliate. Upon completion of a Business Combination or liquidation, We will cease paying these monthly fees. Accordingly, in the event the consummation of the Business Combination takes 12 months, the Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

For the years ended December 31, 2023 and 2022, we have recognized $15,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

Underwriting Agreement

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO, or $2,415,000, upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31,2024. The Company has prepaid $200,000 in cash on November 22, 2023, and generated $30,770 in financial advisory fees in 2023. Macforth Industries (N) Ltd. are entitled to a financial advisory fees equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination.

Right of First Refusal

We shall give the underwriters the right (but not the obligation) of first refusal to act as the sole provider, from the closing of the Business Combination through the eighteen (18) month anniversary thereof, of any arrangement or facility enabling the Company to raise capital through the sale or other distribution of its shares or any other equity-linked securities directly or indirectly (e.g., by sales of immediately registered shares) to the public markets.

Registration Rights

The Founder Shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Our management does not believe the adoption of ASU 2023-09 will have a material impact on the financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Zhizhuang Miao	45	Chief Executive Officer and Chairman
Bin Yang	52	Chief Financial Officer
Xuan Liu	69	Director
Jincheng Ma	58	Independent Director
Chengzhong Li	79	Independent director
Rongyu Chi	80	Independent director
William Liu	67	Chief Strategy Officer
Guomei Han	57	Chief Research & Development Officer
Yizhi Guo	36	Chief Technology Officer

Zhizhuang Miao has been our chairman of the board of directors and our chief executive officer since our inception. Since June 2023, Mr. Miao has served as the director of Silk Road Industry Holdings Limited, a company engaged in oil, gas, minerals and metals trading business. Since July 2018, Mr. Miao has been the founder of Guizhou Zhonghuanjiancheng Circular Economy Industry Co., Ltd , a company that focuses on the development and promotion of comprehensive environmental protection solutions and resource recycling technologies as well as investment in renewable resource industrial parks. He also currently serves as director for Dalian Bomei Technology Co., Ltd. and Dalian Yishun Green Tech Co., Ltd since August 2018. During this period, Mr. Miao was engaged in international trade of bulk commodities, recycling of renewable resources and harmless and reduced disposal of solid hazardous wastes, and was committed to reducing resource waste and secondary pollution in the city. Based on the rapid development trend of global environmental protection industry, his work focuses on developing and promoting resource recycling technology and comprehensive environmental protection solutions, and uses renewable resources industrial parks to solve the problem of renewable resources recycling. Mr. Miao received his bachelor’s master’s degree in civil engineering from Pierre and Marie Curie University, and his degree in civil engineering from Dalian University. We believe Mr. Miao is qualified to serve on our board of directors and as our chief executive officer because of his extensive experience in business and management and relationships in the industry.

Bin Yang has been our chief financial officer since our inception. He has rich financial experience in finance since 1994. Mr. Yang has been the chief financial officer of Shenzhen Zhongheng Huafa Co., Ltd. (SZSE: 000020) from 2015 to February 2022. Prior to that, he worked as an accountant and senior economist in the Industrial and Commercial Bank of China and China Minsheng Bank, and then served as vice president and secretary of Shenzhen GuoHua Network Security Technology Co Ltd (SZSE: 000004) from January 2011 to August 2015. He also currently serves as deputy general manager and board secretary for ShenzhenWongtee International Enterprise Co.Ltd. (000056. SZ) since February 2022. In recent years, Mr. Yang was involved in several significant financing projects including the private placement of Shandong Huatai pharmaceutical factory, the listing of Shenzhen Putian Yitong Technologies Co., Ltd. (NEEQ: 836985) and LIYUANJI Jewelry (ShenZhen) Co., Ltd. (NEEQ: 838908) on the NEEQ. Mr. Yang was honored the 2nd Board Secretary Award of China’s top 100 listed companies in 2017. He has acted as secretary for the board of directors, chief financial officer and independent director for several public companies. Mr. Yang graduated from Nanjing Agricultural University with a bachelor’s degree in finance in 1994 and Xi’an Jiaotong University with a master’s degree in management in 2003. We believe Mr. Yang is qualified to serve as our Chief Financial Officer because of his extensive experience in corporate finance and accounting.

William Liu has been our Chief Strategy Officer since our inception. A 20-year veteran of Wall Street, Mr. William Liu is currently a partner at Global Business Strategy Corporation. Prior to that, Mr. William Liu held positions with various financial institutions such as Credit Suisse First Boston from 2000 to 2002, Bank of New York Mellon from 2002 to 2004, Lyra Capital LLC from 2004 to 2005, Ivy Asset Management from 2005 to 2006, and Provident Group Asset Management from 2007 to 2011. provides a full range of market research and financial investment consulting services to his investor clients and has managed multi-billion dollar investment platforms. His areas of expertise involve global multi-asset fund investment, business risk control system setting, development of customized investment and financing solutions, digital application of financial technology asset allocation, alternative investments, firm wide risk management, strategic and tactical asset allocation, investment project due diligence of M&A and public listings, development of FoF/MoM products, securitization and structuring of CDOs, quantitative investment and trading strategies, fundraising and management of alternative funds, and CIO outsourcing implementation. Prior to joining Wall Street firms, he was a visiting scholar and post-doctoral research scientist at Columbia University in New York, where he led a team to research new processes for industrial groups’ metal recycling and industrial waste recycling projects. Mr. Liu received his Ph.D. degree from the University of Science and Technology Beijing. We believe Mr. Liu is qualified to serve as our Chief Financial Officer because of his extensive experience in corporate financing transactions and his contacts and relationships.

Guomei Han has been our Chief Research & Development Officer since our inception. Mr. Han has been a director and general manager at Dalian Jiarui Environmental Protection Technology Co., Ltd. since July 2008 and Dalian Bomei Technology Co., Ltd since August 2017. Mr. Han has extensive experience in the design and development of water treatment technologies and owns nearly 20 patents relating to water treatment technologies and devices. Mr. Han received his bachelor’s degree in environment monitoring from East China University of Science and Technology in 1990 and is a certified Senior Engineer and Associate Constructor. We believe Mr. Han is qualified to serve as our Chief Research & Development Officer because of his knowledge in environmental protection technologies and his contacts and relationships.

Yizhi Guo has been our Chief Technology Officer since our inception. Mr. Guo founded Dalian Yishun Green Tech Co., Ltd. and has been its chairman since May 2017. He was an executive director for Dalian Shengteng Green Energy Technology Co., Ltd from 2021 to 2022, focusing on the application of plasma technology to hazard-free treatment of ash and residue after incineration and high temperature treatment to vitrify and convert such waste into construction material. Mr. Guo is also an entrepreneur and winner of multiple business plan competitions and has received funding from local governments for his venture projects. Mr. Guo received his master’s degree in mechanical and material engineering from Oregon State University in 2016 and his bachelor’s degree in energy and power engineering from Shandong University in 2011. We believe Mr. Guo is qualified to serve as our Chief Technology Officer because of his experience in business development, entrepreneurship and his contacts and relationships.

Directors

Xuan Liu has been our director since our inception. Mr. Xuan Liu currently has been serving as chief engineer at China Ocean High Energy Technology Research Institute since July 2018 and is responsible for research involving experiment on uranium and lithium extraction from the seawater and projects on warm and concentrated seawater recycling in nuclear power plants. He has also been a director at the research and development center at China Science Tsing Research (Beijing) Institute of Science and Technology since 2019. Early in his career, Mr. Xuan Liu was involved in various projects involving rare mineral extraction and special alloy smelting. We believe Mr. Liu is qualified to serve on our board of directors because of his profound knowledge in research and development as well as his contacts and relationships.

Jincheng Ma has served as our independent director since November 2023. Mr. Ma has been an independent director at Dalian Demaishi Precision Technology Co., Ltd. (SZSE: 301007), since August 2017. Mr. Ma is a professor at Dongbei University of Finance & Economics, where he has been working since March 1990. Primarily focusing on corporate governance, merger, acquisition and restructuring, Mr. Ma is an accomplished researcher and has published various academic papers on top journals. Mr. Ma received his Ph.D. degree in international economics and trades from Dongbei University of Finance & Economics. We believe Mr. Ma is qualified to serve on our board of directors because of his extensive financial and transaction knowledge and experience.

Chengzhong Li has served as our independent director since November 2023. Mr. Li is experienced in finance and accounting. Mr. Li served multiple positions including chief accountant and first deputy general manager at Liaoning Property Group Corporation from 1965 to 2000, during which he concurrently served as the director of finance at Department of Materials of Liaoning Province from May 1965 to June 1993 and the chief accountant and first vice president at Liaoning Material Group Corporation from 1991 to 1993. Mr. Li also served as the vice president at Liaoning Baoye Accounting Firm Co., Ltd. from 2003 to 2014 and the independent director at Dalian Tianbao Green Food Co., Ltd from July 2007 to July 2010. Mr. Li was a certified public accountant in China from 1997 to 2015. Mr. Li has retired since 2014 and does not have any employment experience during the past five years. We believe Mr. Li is qualified to serve on our board of directors because of his knowledge in accounting and finance.

Rongyu Chi has served as our independent director since November 2023. Mr. Chi was a general secretary at the higher education department of the Chinese Abacus Association from 1988 to 2004 and associate professor at Dongbei University of Finance & Economics from 1969 to 2004. Mr. Chi has retired since 2004 and does not have any employment experience during the past five years. Mr. Chi received his bachelor’s degree in economics from Shandong Economics University.

Number and Terms of Office of Officers and Directors

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Chengzhong Li, Jincheng Ma and Rongyu Chi currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Messrs. Chengzhong Li, Jincheng Ma and Rongyu Chi meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Chengzhong Li serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Chengzhong Li qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Rongyu Chi, Chengzhong Li and Jincheng Ma, each of whom is an independent director under Nasdaq’s listing standards. Mr. Rongyu Chi is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

We adopted a clawback policy on November 28, 2023 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules, which were approved by the SEC in June of 2023. The Policy took effect on November 29, 2023.

The policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of  association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliation.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and private placement shares if we fail to consummate our initial business combination by November 16, 2024 (or up to May 16, 2025, as applicable). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or salable by the Sponsor until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $16.50 per share (as adjusted for share sub- divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30- trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own Ordinary Shares and rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Zhizhuang Miao	Zhonghuan (Guangzhou) Investment Development Co. Ltd. and its subsidiaries	Environmental consulting services	Legal representative and chairman manager
	Dalian Yishun Green Technology Co. Ltd.	Green energy	Director
	Dalian Bomei Technology Co., Ltd.	Environmental protection and water treatment	Director
	Dalian Tangchao Environmental Protection Technology Co. Ltd.	Environmental technology development	Supervisor
	Guangdong Jiahongyuan International Trade Co. Ltd.	Sales of high-quality special steel materials	Legal representative and chairman
	Shaanxi Lianyou Yujin Petroleum Engineering Technology Service Co. Ltd.	Sales of machinery and equipment	Legal representative and chairman
	Zhejiang Free Trade Zone Mu’er Network Technology Co. Ltd.	Socio-economic consulting services	Legal representative, executive director, and manager
	Dalian Jiafengda Renewable Resources Co. Ltd.	Recycling of waste materials	20% shareholder
	Guizhou Zhonghuan Environmental Protection Technology Co. Ltd.	Recycling of waste materials	Legal representative, executive director, and general manager
	Guizhou Zhonghuan Energy Investment Co. Ltd.	Investment activities with own funds	Legal representative, executive director, and general manager
	Beijing Huachuan Xinrun Investment Co. Ltd.	Investment management	Legal representative, executive director, manager, and 40% shareholder
	Dalian Juqi Environmental Protection Technology Co. Ltd.	Research and development and related technical consulting services of environmental protection equipment,	Supervisor and 10% shareholder

water treatment equipment and gas boiler technology
	Dalian Xiaoping Island City Fishing Port Leisure Fishery Co. Ltd	Recreational fishing services	Manager
	Zhonghuan International (BVI) Limited	Investment holding	Director
	Zhonghuan International Industry Development (Hainan) Co. Ltd.	Development of artificial intelligence application	Legal representative, CFO, executive director, general manager, and 100% shareholder
	Dalian Zhonghuan Resource Circulation Technology Partnership LP	Research and development of resource recycling technology	Legal representative and 0.0027% shareholder
	Silk Road Industry Holdings Limited	Oil, gas, minerals and metals trading	Director
Bin Yang	ShenzhenWongtee International Enterprise Co.Ltd.	Distribution of daily necessities	Deputy general manager and board secretary
	Beijing Guonong Property Management Co. Ltd.	Property management	Executive director
	Shenzhen Moyi Capital Co. Ltd.	Investment activities	Supervisor and 5% shareholder
	Shenzhen Zhonghao Management Consulting Co. Ltd.	Financial and information consulting	Legal representative, executive director, and 60% shareholder (40% owned by Yang’s wife)
	Shenzhen Zhongxin Yiyuan Investment Co. Ltd.	Investment activities with own funds	Legal representative, executive director, and general manager
	Wuhan Hengfa Technology Co. Ltd.	Technology development, production and sales of digital products	Director
Jincheng Ma	Dalian Demaishi Precision Technology Co. Ltd.	Micro precision shaft production	Independent director
Xuan Liu	Liaoning Shenquan Biotechnology Co. Ltd. Zhongling Agricultural Development (Liaoning) Group Co.	Food business	Supervisor and 12% shareholder
	Zhongling Agricultural Development (Liaoning) Group Co.	Animal breeding	Supervisor and 5% shareholder
	Shouyu Green Agriculture Development (Liaoning) Co. Ltd.	Urban distribution and transportation services	Managing director, general manager, 51% shareholder, and legal representative
	Guizhou Zhongkeyani Recycling Technology Research Institute Co. Ltd. and its subsidiaries	Research and experimental development of materials science engineering	General manager and 40% shareholder
	Zhongkeyani New Material R & D Center (Liaoning) Co. Ltd.	Research and development of bio-organic fertilizer	Legal representative, managing director, and manager
	Dalian Icaro Ecological Technology Co. Ltd.	Ecological resource monitoring	Managing director, 34% shareholder, and legal representative
William Liu	Global Business Strategy Corp.	Investment holding	Principal partner
	DoubleTree Investment Partners	Investment holding	Co-founder and CEO
	Global Business Strategy Corporation	Investment holding	Partner
Guomei Han	Dalian Bomei Technology Co. Ltd.	Environmental protection and water treatment	Legal representative, director, and 53.25% shareholder
	Dalian Jiarui Environmental Protection Technology Co. Ltd.	Environmental protection technology development	Managing director and 90% shareholder
Yizhi Guo	Dalian Yishun Green Technology Co. Ltd.	Green energy	CEO and manager
	Zhonghuan International Group (Hong Kong) Limited	Investment holding	CTO
(1)	Each of the entities listed in this table has priority and preference relative to our Company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, the Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

None of our officers or directors has received any cash or non-cash compensation for services rendered to us. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 8,975,000 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

	Number of	Percentage of
	Ordinary Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner (1)	Owned	Shares
Officers and Directors
Zhizhuang Miao(2)	2,075,000	23.12%
Bin Yang	—	—
Xuan Liu	—	—
Jincheng Ma	—	—
Chengzhong Li	—	—
Rongyu Chi	—	—
William Liu	—	—
Guomei Han	—	—
Yizhi Guo	—	—
All officers and directors as a group (9 individuals)	2,075,000	23.12%
5% Holders
Carbon Neutral Holdings Inc. (2)	2,075,000	23.12%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is c/o Global Lights Acquisition Corp, Room 902, Unit 1, 8th Floor, Building 5, No. 201, Tangli Road, Chaoyang District, Beijing, People’s Republic of China.
(2)	Represents shares held by the Sponsor, Carbon Neutral Holdings Inc., a Cayman Islands company. The Sponsor is ultimately owned by Zhihuang Miao (holding 50% of equity interest in the sponsor), Xuan Liu (holding 41.1% equity interest in the sponsor), Zhao Yu (holding 3.9% equity interest in the sponsor), Guomei Han (holding 2.2% equity interest in the sponsor) and Yizhi Guo (holding 2.8% of the equity interest in the sponsor). According to the governing documents of the Sponsor, the board of directors of the Sponsor, among others, operate and manage the business of the Sponsor including its assets. Mr. Zhizhuang Miao is the sole director of the Sponsor and has voting, dispositive or investment power over the Sponsor. Accordingly, Mr. Zhizhuang Miao is deemed to have beneficial ownership of the shares held by the Sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On November 11, 2022, December 2, 2021 and August 23, 2021, the Company issued an aggregate of 1,035,000, 840,000 and 1,000,000 ordinary shares respectively, to the Sponsor for an aggregate purchase price of $288. On June 7, 2023, the Company repurchased and canceled 1,150,000 Ordinary Shares from the Sponsor at par value $0.0001 per share for an aggregate price of $115, and off-set the consideration receivable from the Sponsor. As a result, the Sponsor holds 1,725,000 Ordinary Shares for a total purchase price of $173.

As of December 31, 2023, there were 1,725,000 Founder Shares issued and outstanding. The aggregate capital contribution was $173, or $0.0001 per share.

Private Units

On November 16, 2023, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 350,000 Private Units to the Sponsor at a purchase price of $10.00 per Private Unit.

Promissory Note — Related Party

On December 23, 2021, the Sponsor issued an unsecured promissory note (“Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On October 24, 2023, the Company and the Sponsor made an amendment to the principal amount of the promissory note from $300,000 to $950,000. The Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. There was no outstanding balance of Promissory Note as of December 31, 2023.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, and to extend our life, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes (in addition to the extension loans and convertible notes thereunder, if any) may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 Ordinary Shares and 100,000 rights to receive 16,666 Ordinary Shares). These notes would be in addition to any notes we issued in exchange for the funds necessary to extend our life. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. If the Company does not complete a business combination, the loans will not be repaid.

If the Company anticipates that it may not be able to consummate its initial business combination by November 16, 2024, it may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to up to May 16, 2025 to complete a business combination), provided that the Sponsor or designee must deposit into the Trust Account for each three months extension $690,000, up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of an initial business combination, or, at the lender’s discretion, converted upon consummation of an initial business combination into additional private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial business combination.

As of December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services pursuant to a certain administrative services agreement (the “Administrative Services Agreement”). This Administrative Services Agreement was signed by the Company and the Sponsor on November 13, 2023 and it will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders.

Amount Due to Related Parties

During the fiscal year ended December 31, 2023, our related parties, including Moore (Dalian) Technology Co., Ltd (“Moore”), Beijing Huachuan Xingrun Investment Co., Ltd (“Huachuan”) and Miao Zhizhuang, made several payments on our behalf. The payments were non-interest bearing and had no due date.

No.	Names of related parties	Relationship
1	Zhizhuang Miao	Chief Executive Officer and Chairman of the Company, and the sole director of the Sponsor of the Company
2	Moore	80% equity interests owned by Zhizhuang Miao’s spouse
3	Huachuan	40% equity interests owned by Zhizhuang Miao
4	Carbon Neutral Holdings Inc.	Sponsor of the Company
5	Silk Road Industry Holdings Limited (1)	36% equity interests owned by Miao Zhizhuang

The following table sets forth the amount due to related parties for the periods indicated:

	As of
	December 31, 2023	December 31, 2022
Carbon Neutral Holdings Inc. (2)	$108,965	$—
Moore	—	729,808
Miao Zhizhuang	—	68,154
Huachuan	1,700	10,325
Amounts due to related parties	$110,665	$808,287
(1)	Silk Road Industry Holdings Limited, an affiliate of Miao Zhizhuang, entered into a compliance and anti-bribery consulting agreement with the Company in the amount of $55,203 on November 25, 2023. The consultation fee was $55,203 for the year ended December 31, 2023.
(2)	Carbon Neutral Holdings Inc., the Sponsor of the Company, repaid the amounts due to Moore, Zhizhuang Miao, and Huachuan on behalf of the Company of $793,926, $211,482 and $10,325, respectively, on November 9, 2023. On November 16, 2023, $923,200 was repaid to Carbon Neutral Holdings Inc., upon the closing of the IPO out of proceeds from Private Placement. Also, Carbon Neutral Holdings Inc. deposited an additional $1,432 in the escrow account for Company operations on November 16, 2023. The administrative fees were $15,000 for the year ended December 31, 2023.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than the $10,000 per month fee, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	payment of $10,000 per month to our Sponsor, for use of office, utilities, personnel and related services, subject to deferral as described herein;
●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;
●	repayment at the closing of our initial business combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans (in addition to the extension loans and convertible notes thereunder, if any) may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and
●	if we extend the time we need to complete our business combination by November 16, 2024 (or up to May 16, 2025 if the Company extends the period of time to consummate a business combination), repayment at the closing of our initial business combination of loans which may be made by our Sponsor, its affiliates or designees in connection with our extension in the amount of $690,000, for each 3-month period, which may be convertible into working capital units, at a price of $10.00 per unit, such working capital units are identical to the Private Units sold in the Private Placement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Chengzhong Li, Jincheng Ma and Rongyu Chi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (“Marcum Asia”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the fiscal years ended December 31, 2023 and 2022 totaled $159,650 and $94,760, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit related fees for the fiscal years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the fiscal years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum Asia for other services for the fiscal years ended December 31, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association, dated November 10, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

4.3*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

4.4*

Rights Agreement, dated November 13, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.1*

Letter Agreement, dated November 13, 2023, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.2*

Investment Management Trust Agreement, dated November 13, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.4*

Registration Rights Agreement, dated November 13, 2023, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.5*

Private Units Purchase Agreement, dated November 13, 2023, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.6*

Administrative Service Agreement, dated November 13, 2023, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

10.7*

Amendments to Promissory Note, dated April 24, 2023 and October 24, 2023, respectively. (incorporated herein by reference to Exhibit 10.2 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

10.8*

Securities Subscription Agreement, dated June 7, 2023, between the Registrant and Carbon Neutral Holdings Inc. (incorporated herein by reference to Exhibit 10.6 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

10.9*

Form of the Indemnity Agreement, between the Registrant and the officers and directors of the Registrant. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on November 16, 2023)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on November 6, 2023)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LIGHTS ACQUISITION CORP

Date: April 15, 2024	By:	/s/ Zhizhuang Miao
Zhizhuang Miao
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

By:	/s/ Bin Yang
Bin Yang
Chief Financial Office
(Principal Financial Officer an Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Zhizhuang Miao	Chief Executive Officer, Chairman and Director	April 15, 2024
Zhizhuang Miao	(Principle Executive Officer)

/s/ Bin Yang	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2024
Bin Yang

/s/ Xuan Liu	Director	April 15, 2024
Xuan Liu

/s/ Jincheng Ma	Director	April 15, 2024
Jincheng Ma

/s/ Chengzhong Li	Director	April 15, 2024
Chengzhong Li

/s/ Rongyu Chi	Director	April 15, 2024
Rongyu Chi

GLOBAL LIGHTS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Lights Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Lights Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 , and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities on or before November 16, 2024 or discretion of the management accompanied by making additional contributions to the Trust Account to extend the business combination deadline by two additional three months through May 16, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 16, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 16, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 15, 2024

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001
Phone 646.442.4845 • Fax 646.349.5200 www.marcumasia.com

GLOBAL LIGHTS ACQUISITION CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,391	$315
Prepaid expenses	308,564	—
Deferred offering costs	—	836,340
Total Current Assets	309,955	836,655
Investments held in trust account	69,794,957	—
Total Assets	$70,104,912	$836,655
Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Amount due to related parties	$110,665	$808,287
Accrued expenses	114,768	105,025
Total Current Liabilities	225,433	913,312
Deferred underwriting fee payable	2,415,000	—
Total Liabilities	2,640,433	913,312
Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 495,000,000 shares authorized; 6,900,000 shares at $10.12 redemption value and zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	69,794,957	—
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 495,000,000 shares authorized; 2,075,000 shares ( excluding 6,900,000 shares, subject to possible redemption) and 1,725,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively(1) (2)	208	173
Additional paid-in capital	—	—
Share subscription receivable	(173)	(173)
Accumulated deficit	(2,330,513)	(76,657)
Total Shareholder’s Deficit	(2,330,478)	(76,657)
Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$70,104,912	$836,655
(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previous issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance and cancellation of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2022. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

GLOBAL LIGHTS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
Formation costs and operating costs	$(369,963)	$(73,277)
Loss from operations	(369,963)	(73,277)

Other income:
Interest earned on investments held in Trust Account	449,957	—

Net Income (Loss)	$79,994	$(73,277)
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	850,685	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$6.54	$—
Basic and diluted weighted average shares outstanding, ordinary shares	1,768,151	1,500,000	(1) (2)
Basic and diluted net loss per share, ordinary shares	$(3.10)	$(0.05)
(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previous issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance and cancellation of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2022. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

GLOBAL LIGHTS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid in	Share Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2021	1,725,000	$173	$—	$(173)	$(3,380)	$(3,380)
Net loss	—	—	—	—	(73,277)	(73,277)
Balance – December 31, 2022(1)(2)	1,725,000	$173	$—	$(173)	$(76,657)	$(76,657)
Issuance of Private Placement Units	350,000	35	3,499,965	—	—	3,500,000
Issuance of Public Rights, net of issuance costs of $186,438	—	—	2,366,562	—	—	2,366,562
Remeasurement for ordinary shares subject to Redemption Value	—	—	(5,866,527)	—	(2,333,850)	(8,200,377)
Net income	—	—	—	—	79,994	79,994
Balance – December 31, 2023	2,075,000	$208	$—	$(173)	$(2,330,513)	$(2,330,478)
(1)	On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previous issued 1,840,000 ordinary shares. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance and cancellation of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2022. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

GLOBAL LIGHTS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$79,994	$(73,277)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:		—
Interest earned on investments held in Trust Account	(449,957)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(308,564)	—
Amount due to related parties	(697,622)	73,592
Accrued expenses	(267,775)	—
Net cash (used in)/provided by operating activities	(1,643,924)	315

Cash Flows from Investment Activities:
Purchase of investments held in Trust Account	(69,345,000)	—
Net cash used in investing activities	(69,345,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000	—
Proceeds from sale of private placement units	3,500,000	—
Payment of underwriter’s discount and commissions	(1,380,000)	—
Payments of deferred offering costs	(130,000)	-
Net cash provided by financing activities	70,990,000	—

Net change in cash	1,076	315
Cash, beginning of the year	315	—
Cash, end of the year	$1,391	$315

Supplemental disclosure of non-cash activities:
Deferred underwriting discounts and commissions	$2,415,000	$—
Offering costs charged against additional paid-in capital	$1,243,858	$—
Remeasurement for ordinary shares subject to possible redemption	$8,200,377	$—
Deferred offering costs	$—	$217,699
Offering costs paid by related parties	$—	$308,127
Accrued expenses	$—	$(90,428)

The accompanying notes are an integral part of the financial statements.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activities for the period from August 23, 2021 (inception) through December 31, 2023 are related to the Company’s formation, the initial public offering (“IPO”) and search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company has generated and expects to continue to generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Carbon Neutral Holding Inc., a Cayman Islands exempted company (the “Sponsor”).

The Company’s registration statement for the Company’s IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Effective Date”). On November 16, 2023, the Company consummated the IPO of 6,900,000 units (the “Public Units”), including the full exercise of the over-allotment option of 900,000 Public Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 350,000 units at $10.00 per unit (the “Private Units”) in a private placement  generating total gross proceeds of $3,500,000. Each Public Unit consists of one ordinary share (the “Public Shares”), and one right to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination (the “Public Rights”). Each Private Unit consists of one ordinary share (the “Private Shares”) and one right to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination (the “Private Rights” and collectively with the “Public Rights” the “Rights”).

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

Upon the closing of the IPO and the private placement on November 16, 2023, a total of $69,345,000 was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 of the Financial Accounting Standard Board (FASB), “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) to waive their right to exercise redemptions rights with respect to any of their shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the prescribed timeline, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such vote.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

The Company has until November 16, 2024 to consummate the initial Business Combination. In addition, if the Company is unable to consummate the initial Business Combination by November 16, 2024, the Sponsor (and/or its affiliates or designees) may, but is not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time (up to by May 16, 2025 to complete a Business Combination) (the “Combination Period”), provided that, pursuant to the terms of the Amended and Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 13, 2023, the only way to extend the time available for the Company to consummate the initial business combination is for the sponsor to deposit into the trust account  $690,000 ($0.10 per share), on or prior to the date of the applicable deadline.

The Amended and Restated Memorandum and Articles of Association requires that such an amendment be approved by the affirmative vote of a majority of the shareholders  as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting. The public shareholders will not be afforded an opportunity to vote on the Company’s extension of time to consummate an initial business combination beyond November 16, 2024, to February 16, 2025, up to May 16, 2025 described above or redeem their shares in connection with such extensions.

If the Company is unbale to complete a Business Combination within the Combination period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Company shall: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, payable in cash, at a per-share price equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to US$100,000 of interest to pay dissolution expenses), divided by the number of then Public Shares issued and outstanding, which redemption will completely extinguish public shareholders’ rights as public shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable laws. If the Company is forced to liquidate, the amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) will be treated as share premium which is distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution (including any accrued interest, net of taxes payable).

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05 per Public Share.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Going Concern Consideration

As of December 31, 2023, the Company had cash of $1,391 and working capital of $ 84,522. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit (See Note 5).

The Company initially has until November 16, 2024 to consummate the initial Business Combination. However, the Company may extend the period of time to consummate a Business Combination two times (up to by May 16, 2025 to complete a Business Combination). If the Company does not complete a Business Combination by November 16, 2024 (or up to by May 16, 2025, if extended), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial Business Combination by November 16, 2024 (or up to by May 16, 2025, if extended), the Company will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of the Company’s outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (lesser tax payables and liquidation expenses up to $100,000), and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s Rights will expire and will be worthless.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Risk and Uncertainties

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

In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these actions and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,391 and $315 as of December 31, 2023 and 2022, respectively, and did not have any cash equivalents as of December 31, 2023 and 2022.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs were $5,038,858 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

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

As of December 31, 2023, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

As of December 31, 2023
Gross proceeds	$69,000,000
Less
Proceeds allocated to public rights	(2,553,000)
Allocation of offering costs related to redeemable shares	(4,852,420)
Plus
Remeasurement of carrying amount to redemption value	8,200,377
Ordinary shares subject to possible redemption	$69,794,957

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

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2: Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the years ended December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss)per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31,
	2023	2022
Net Income (Loss)	$79,994	$(73,277)
Remeasurement for ordinary shares subject to possible redemption	(8,200,377)	—
Net loss including accretion of ordinary shares to redemption value	$(8,120,383)	$(73,277)

	For the year ended December 31,
	2023		2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(2,637,770)	$(5,482,613)	$—	$(73,277)
Remeasurement for ordinary shares subject to possible redemption	8,200,377	—	—	—
Allocation of net income (loss)	$5,562,607	$(5,482,613)	$—	$(73,277)
Denominators:
Weighted-average shares outstanding	850,685	1,768,151	—	1,500,000
Basic and diluted net income (loss) per share	$6.54	$(3.10)	$—	$(0.05)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 350,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,500,000 in a private placement. Each Private Unit consists of one Private Share, and one Private Right to receive one-sixth of an ordinary share at the closing of the Company’s Business Combination. The Company will not issue fractional shares. As a result, Private Rights may only be converted in multiples of six. The Private Units are identical to the Public Units sold in the IPO except for certain registration rights, redemption rights and transfer restrictions. If the Company does not complete a Business Combination within the Combination Period, the Private Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Units.

Note 5 — Related Parties Transactions

Founder Shares

On November 11, 2022, December 2, 2021 and August 23, 2021, the Company issued an aggregate of 1,035,000, 840,000 and 1,000,000 ordinary shares respectively, to the Sponsor for an aggregate purchase price of $288. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor with a consideration of $115 and off-set the consideration receivable from the sponsor. Following which the Sponsor holds 1,725,000 ordinary shares (“Founder Shares”) in total and total consideration receivable from the sponsor after the off-set is $173. The Company did not receive payment for the Founder Shares as of December 31, 2023 and the $173 payment due to the Company is recorded as share subscription receivable. All the then existing shareholders and directors of the Company considered the stock issuance and stock repurchase and cancelation were part of the Company’s reorganization to result in 1,725,000 ordinary shares issued and outstanding prior to completion of the IPO. The Company believes it is appropriate to reflect the stock issuance and stock repurchase and cancelation on a retroactive basis pursuant to ASC 260. As a result, the Company had 1,725,000 and 1,725,000 founder shares issued and outstanding as of December 31, 2023 and 2022.

The registration statement for the Company’s IPO became effective on November 13, 2023. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On December 23, 2021, the Company’s Sponsor issued an unsecured promissory note (“Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On October 24, 2023, the Company and the Sponsor made an amendment to the principal amount of the promissory note from $300,000 to $950,000. The Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. There was no outstanding balance of Promissory Note as of December 31, 2023 and 2022.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

Administrative Services Agreement

The Company is obligated, commencing on November 14, 2023, to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services to such affiliate. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the Business Combination takes 12 months, the Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

For the years ended December 31, 2023 and 2022, the Company has recognized $15,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit, each unit consisting of one ordinary share and one right to receive one-sixth of one ordinary share.

As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

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

As of December 31, 2023 and 2022, the Company had no such extension loans.

Amount Due to Related Parties

For the Period from August 23, 2021 (inception) through December 31, 2023, the Company’s related party Moore (Dalian) Technology Co., Ltd (“Moore”), Beijing Huachuan Xingrun Investment Co., Ltd (“Huachuan”) and Miao Zhizhuang made several payments on behalf of the Company. The payments were non-interest bearing and had no due date.

No.	Names of related parties	Relationship
1	Miao Zhizhuang	The CEO and Charmain of the Company and the sole director of the Sponsor of the Company
2	Moore	80% equity interests owned by Miao Zhizhuang's spouse
3	Huachuan	40% equity interests owned by Miao Zhizhuang
4	Carbon Neutral Holdings Inc.	Sponsor of the Company
5	Silk Road Industry Holdings Limited (1)	36% equity interests owned by Miao Zhizhuang

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

Amount due to related parties consisted of the following as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Carbon Neutral Holdings Inc. (2)	$108,965	$—
Moore	—	729,808
Miao Zhizhuang	—	68,154
Huachuan	1,700	10,325
Amounts due to related parties	$110,665	$808,287
(1)	Silk Road Industry Holdings Limited, an affiliate of Miao Zhizhuang, entered into a compliance and anti-bribery consulting agreement with the Company in the amount of $55,203 on November 25, 2023. The consultation fee was $55,203 for the year ended December 31, 2023.
(2)	Carbon Neutral Holdings Inc., the Sponsor of the Company, repaid the amounts due to Moore, Miao Zhizhuang, and Huachuan on behalf of the Company of $793,926, $211,482 and $10,325, respectively, on November 9, 2023. On November 16, 2023, $923,200 was repaid to Carbon Neutral Holdings Inc., upon the closing of the IPO out of proceeds from private placement. Also, Carbon Neutral Holdings Inc. deposited an additional $1,432 in the escrow account for Company operations on November 16, 2023. The administrative fees were $15,000 for the year ended December 31, 2023.

Note 6 — Commitments

Registration rights

The holders of the Founder Shares, Private Units (and all underlying securities), and any shares that may be issued upon conversion of Working Capital Loans and the payment for the extension of the Combination Period have been entitled to registration rights pursuant to a registration rights agreement signed on November 13, 2023. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities of. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 900,000 additional Public Units to cover over-allotments, at the IPO price, less the underwriting discounts and commissions. On November 16, 2023, the underwriters fully exercised the over-allotment option to purchase 900,000 Public Units, generating gross proceeds to the Company of $9,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Public Unit 2.0% of the gross proceeds of the IPO, or $1,380,000. In addition, the underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,415,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31,2024. The Company has prepaid $200,000 in cash on November 22, 2023, and generated $30,770 in financial advisory fees in 2023. Macforth Industries (N) Ltd. are entitled to a financial advisory fees equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 5,000,000 preference shares each with a par value of US$0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 495,000,000 shares each with a par value of US$0.0001 with the power to redeem any of its shares, increase or reduce such capital and to issue all or any part of its capital (whether original, redeemed, increased or reduced) with or without any preference, priority or special privilege, or subject to any postponement of rights, or to any conditions or restrictions whatsoever and so that, unless the conditions of issue shall otherwise expressly provide, every issue of shares, whether stated to be preference or otherwise, shall be subject to the powers on the part of the Company hereinbefore contained. Holders of the ordinary share are entitled to one vote for each share. On August 23, 2021, there were 1,000,000 shares of ordinary share issued and outstanding. On December 2, 2021, the Company issued 840,000 additional ordinary shares to the Sponsor, which are identical to the previously issued 1,000,000 ordinary shares, with consideration receivable from the Sponsor. On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the sponsor, which are identical to the previously issued 1,840,000 ordinary shares, with consideration receivable from the Sponsor. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the Sponsor after off- set is $173. All shares and associated amounts associated with the stock issuance and the stock repurchase and cancelation have been retroactively restated pursuant to ASC 260. On November 16, 2023, the Company issued 350,000 Private Shares to the Sponsor. There were 2,075,000 ordinary shares  (excluding 6,900,000 shares subject to possible redemption) and 1,725,000 ordinary shares issued in aggregate as of December 31, 2023 and 2022, respectively.

Rights — Each holder of a right will receive one-sixth (1/6) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/6 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

As of December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The Company did not hold any Level 1 financial instruments as of December 31, 2022. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$69,794,957	$69,794,957	$—	$—
	$69,794,957	$69,794,957	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of this report that these financial statements were available to be issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.