Form 10-Q
period 2024-03-31
Global Lights Acquisition Corp
filed 2024-05-15
CIK 1897971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

GLOBAL LIGHTS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,199	$1,391
Prepaid expenses	128,908	308,564
Total Current Assets	130,107	309,955
Investments held in trust account	70,705,382	69,794,957
Total Assets	$70,835,489	$70,104,912
Liabilities, Temporary Equity and Shareholders’ Deficit
Current liabilities:
Amount due to related parties	$210,112	$110,665
Accrued expenses	134,678	114,768
Total Current Liabilities	344,790	225,433
Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,759,790	2,640,433
Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 495,000,000 shares authorized; 6,900,000 shares at redemption value of $10.25 and $10.12 per share as of March 31, 2024 and December 31, 2023, respectively	70,705,382	69,794,957
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 495,000,000 shares authorized; 2,075,000 shares (excluding 6,900,000 shares, subject to possible redemption) issued and outstanding as of March 31, 2024 and December 31, 2023	208	208
Additional paid-in capital	—	—
Share subscription receivable	(173)	(173)
Accumulated deficit	(2,629,718)	(2,330,513)
Total Shareholder’s Deficit	(2,629,683)	(2,330,478)
Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$70,835,489	$70,104,912

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For three months ended March 31,
	2024	2023
Formation costs and operating costs	$299,205	$50,701
Loss from operations	(299,205)	(50,701)

Other income:
Interest earned on investments held in Trust Account	910,425	—

Net Income (Loss)	$611,220	$(50,701)
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.01	—
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,075,000	1,500,000	(1) (2)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.03)	$(0.03)
(1)	On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance and cancellation of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2023. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture as of March 31, 2024 and December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	For the three months ended March 31, 2024
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2023	2,075,000	$208	$—	$(173)	$(2,330,513)	$(2,330,478)
Net income	—	—	—	—	611,220	611,220
Remeasurement for ordinary shares subject to redemption value	—	—	—	—	(910,425)	(910,425)
Balance – March 31, 2024	2,075,000	$208	$—	$(173)	$(2,629,718)	$(2,629,683)

	For the three months ended March 31, 2023
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2022	1,725,000	$173	$—	$(173)	$(76,657)	$(76,657)
Net loss	—	—	—	—	(50,701)	(50,701)
Balance – March 31, 2023(1)(2)	1,725,000	$173	$—	$(173)	$(127,358)	$(127,358)
(1)	On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$611,220	$(50,701)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Interest earned on investments held in Trust Account	(910,425)	—
Changes in operating assets and liabilities:
Prepaid expenses	179,656	—
Accrued expenses	19,910	10,701
Amount due to related parties	99,447	40,000
Net cash used in operating activities	(192)	—

Net Change in Cash	(192)	—
Cash – Beginning	1,391	315
Cash – Ending	$1,199	$315

Supplemental disclosure of non-cash activities:
Offering costs paid by related parties	$—	$40,000
Accrued offering payable	$—	$985
Remeasurement for ordinary shares subject to possible redemption	$910,425	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activities for the period from August 23, 2021 (inception) through March 31, 2024 relate to the Company’s formation, the initial public offering (“IPO”) and searching for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company has generated and expects to continue to generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) to waive their right to exercise redemptions rights with respect to any of their shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a partnership, limited partnership, syndicate (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations – continued

The Company has until November 16, 2024 to consummate the initial Business Combination. In addition, if the Company is unable to consummate the initial Business Combination by November 16, 2024, the Sponsor (and/or its affiliates or designees) may, but is not obligated to, extend the period of time to consummate a Business Combination twice by an additional three months each time (up to by May 16, 2025 to complete a Business Combination) (the “Combination Period”), provided that, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on November 13, 2023, the only way to extend the time available for the Company to consummate the initial business combination is for the Sponsor and/or it designee to deposit into the trust account $690,000 ($0.10 per share), on or prior to the date of the applicable deadline.

The Amended and Restated Memorandum and Articles of Association requires that such an amendment be approved by the affirmative vote of a majority of the shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting. The public shareholders will not be afforded an opportunity to vote on the Company’s extension of time to consummate an initial Business Combination beyond November 16, 2024, to February 16, 2025, up to May 16, 2025 as described above or redeem their shares in connection with such extensions.

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

Going Concern Consideration

As of March 31, 2024, the Company had cash of $1,199 and working capital deficit of $214,683. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these actions and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 as included in its Annual Report on Form 10-K filed on April 15, 2024 with the SEC. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,119 and $1,391 as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents for both periods.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs were $5,038,858 consisting principally of underwriting, legal and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO.

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

As of March 31, 2024, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less
Proceeds allocated to public rights	(2,553,000)
Allocation of offering costs related to redeemable shares	(4,852,420)
Plus
Remeasurement of carrying amount to redemption value	8,200,377
Ordinary shares subject to possible redemption, December 31, 2023	$69,794,957
Plus
Remeasurement of carrying amount to redemption value	910,425
Ordinary shares subject to possible redemption, March 31, 2024	$70,705,382

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

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended March 31,
	2024	2023
Net income (loss)	$611,220	$(50,701)
Remeasurement for ordinary shares subject to possible redemption	(910,425)	—
Net loss including accretion of ordinary shares to redemption value	$(299,205)	$(50,701)

	For the three months ended March 31,
	2024		2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(230,029)	$(69,176)	$—	$(50,701)
Remeasurement for ordinary shares subject to possible redemption	910,425	—	—	—
Allocation of net income (loss)	$680,396	$(69,176)	$—	$(50,701)
Denominators:
Weighted-average shares outstanding	6,900,000	2,075,000	—	1,500,000
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$—	$(0.03)

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
●	Level 2: Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
●	Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5 — Related Parties Transactions

Founder Shares

On November 11, 2022, December 2, 2021 and August 23, 2021, the Company issued an aggregate of 1,035,000, 840,000 and 1,000,000 ordinary shares respectively, to the Sponsor for an aggregate purchase price of $288. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor with a consideration of $115 and off-set the consideration receivable from the sponsor. Following which the Sponsor holds 1,725,000 ordinary shares (the “Founder Shares”) in total and total consideration receivable from the sponsor after the off-set is $173. The Company did not receive payment for the Founder Shares as of March 31, 2024 and the $173 payment due to the Company is recorded as share subscription receivable.

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

Promissory Note — Related Party

On December 23, 2021, the Company’s Sponsor issued an unsecured promissory note (“Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On October 24, 2023, the Company and the Sponsor made an amendment to the principal amount of the promissory note from $300,000 to $950,000. The Promissory Note is non-interest bearing and payable on the earlier of: (i) December 31, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. There was no outstanding balance of Promissory Note as of the Effective Date. Simultaneously with the closing of the IPO, the Promissory Note expired.

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

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

For the three months ended March 31, 2024 and 2023, the Company has recognized $30,000 and $nil, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. As of March 31, 2024 and December 31, 2023, the balance of due to related party in connection with administrative service were $45,000 and $15,000, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit, each unit consisting of one ordinary share and one right to receive one - sixth of one ordinary share.

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

As of March 31, 2024 and December 31, 2023, the Company had no such extension loans.

Amount Due to Related Parties

The following is a list of related parties to which the Company has transactions with:

No.	Names of related parties	Relationship
1	Miao Zhizhuang	The CEO and Charmain of the Company and the sole director of the Sponsor of the Company
2	Moore (Dalian) Technology Co., Ltd (“Moore”)	80% equity interests owned by Miao Zhizhuang’s spouse
3	Beijing Huachuan Xingrun Investment Co., Ltd (“Huachuan”)	40% equity interests owned by Miao Zhizhuang
4	Carbon Neutral Holdings Inc.	Sponsor of the Company
5	Silk Road Industry Holdings Limited (“Silk Road”)	36% equity interests owned by Miao Zhizhuang

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Parties Transactions – continued

Amount due to related parties consisted of the following for the periods indicated:

	As of
	March 31, 2024	December 31, 2023
Carbon Neutral Holdings Inc. (1)	$138,965	$108,965
Moore(2)	1,412	—
Miao Zhizhuang(2)	58,167	—
Silk Road (3)	9,868	—
Huachuan(2)	1,700	1,700
Amounts due to related parties	$210,112	$110,665

Related parties transaction consisted of the following for the periods indicated:

	For the three months ended March 31,
	2024	2023
Carbon Neutral Holdings Inc. (1)	$30,000	$—
Moore(2)	1,412	—
Miao Zhizhuang(2)	58,167	40,000
Silk Road (3)	9,868	—
(1)

The Sponsor repaid the amounts due to Moore, Miao Zhizhuang, and Huachuan on behalf of the Company of $793,926, $211,482 and $10,325, respectively, on November 9, 2023. On November 16, 2023, $923,200 was repaid to the Sponsor, upon the closing of the IPO out of proceeds from private placement. Also, Carbon Neutral Holdings Inc. deposited an additional $1,432 in the escrow account for Company operations on November 16, 2023. Subsequent to the closing of the IPO, the Company accrued $15,000 and $30,000 administrative service fee for the year ended December 31, 2023 and for the three months ended March 31, 2024, respectively. As of March 31, 2024 and December 31, 2023, the balance of payment in advance of Sponsor is $138,965 and $108,965, respectively.

For the three months ended March 31, 2024 and 2023, the Company has recognized $30,000 and $nil of administrative service fee, respectively. As of March 31, 2024 and December 31, 2023, the balance of due to related party in connection with administrative service were $45,000 and $15,000, respectively.

(2)

Moore, Huachuan and Miao Zhizhuang made several payments on behalf of the Company to pay the offering costs and operating costs in advance. These payments were non-interest bearing and had no due date.

(3)	Silk Road provide finance support to the Company in the amount of $9,868 on March 8, 2024. The fund was non-interest bearing and had no due date.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31, 2024. The Company has prepaid $200,000 in cash on November 22, 2023, and incurred $30,770 in financial advisory fees in 2023. For the three months ended March 31, 2024, the Company recognized $46,155 in financial advisory fees on the unaudited condensed statement of operations. Macforth Industries (N) Ltd. was entitled to a financial advisory fees equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination. On April 24, 2024, the Company and Macforth Industries (N) Ltd. entered into an amendment of the financial advisory agreement, pursuant to which, the parties agree to cancel the 2.0% financial advisory fees as described above.

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

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 5,000,000 preference shares each with a par value of US$0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 495,000,000 shares each with a par value of US$0.0001 with the power to redeem any of its shares, increase or reduce such capital and to issue all or any part of its capital (whether original, redeemed, increased or reduced) with or without any preference, priority or special privilege, or subject to any postponement of rights, or to any conditions or restrictions whatsoever and so that, unless the conditions of issue shall otherwise expressly provide, every issue of shares, whether stated to be preference or otherwise, shall be subject to the powers on the part of the Company hereinbefore contained. Holders of the ordinary share are entitled to one vote for each share. On August 23, 2021, there were 1,000,000 shares of ordinary share issued and outstanding. On December 2, 2021, the Company issued 840,000 additional ordinary shares to the Sponsor, which are identical to the previously issued 1,000,000 ordinary shares, with consideration receivable from the Sponsor. On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the Sponsor, which are identical to the previously issued 1,840,000 ordinary shares, with consideration receivable from the Sponsor. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor and offset the consideration receivable from the sponsor. Total consideration receivable from the Sponsor after off- set is $173. All shares and associated amounts associated with the stock issuance and the stock repurchase and cancellation have been retroactively restated pursuant to ASC 260. On November 16, 2023, the Company issued 350,000 Private Shares to the Sponsor. There were 2,075,000 ordinary shares (excluding 6,900,000 shares subject to possible redemption) issued in aggregate as of March 31, 2024 and December 31, 2023, respectively.

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Deficit - continued

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

Note 8 - Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short - term nature.

As of March 31, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	In Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$70,705,382	$70,705,382	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	In Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$69,794,957	$69,794,957	$—	$—

GLOBAL LIGHTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 24, 2024, the Company and Macforth Industries (N) Ltd. entered into an amendment of the financial advisory agreement, pursuant to which, parties agree to cancel the 2.0% financial advisory fees as described in Note 6.

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

Overview

We are a blank check company formed under the laws of Cayman Island on August 23, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting an initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, while we intend to focus our search on a target that provides solutions promoting sustainable development and focuses on environmentally sound infrastructure and industrial applications that eliminate or mitigate greenhouse gas emissions, and/or enhance resilience to climate change.

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

Initial Public Offering

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the three months ended March 31, 2024 involved mainly searching for a target for an initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2024, we had a net income of $611,220, which comprised of income earned on investments held in Trust Account of $910,425, partially offset by operating costs of 299,205.

For the three months ended March 31, 2023, we had a net loss of $50,701, which comprised of formation costs and operating costs.

Liquidity and Capital Resources

For the three months ended March 31, 2024, cash used in operating activities was $192. As of March 31, 2024, we had cash of $1,199 available for working capital needs. As of March 31, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

On November 16, 2023, we consummated IPO of 6,900,000 Units (including 900,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one Ordinary Shares, and one Right, each one Right entitling the holder thereof to exchange for one-sixth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

For the three months ended March 31, 2024 and 2023, we have recognized $30,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the unaudited condensed statements of operations.

Underwriting Agreement

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO, or $2,415,000, upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31,2024. The Company has prepaid $200,000 in cash on November 22, 2023, and incurred $30,770 in financial advisory fees in 2023. For the three months ended March 31, 2024, we recognized $46,155 in financial advisory fees on the unaudited condensed statement of operations. Macforth Industries (N) Ltd. was entitled to a financial advisory fees equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination. On April 24, 2024, the Company and Macforth Industries (N) Ltd. entered into an amendment of the financial advisory agreement, pursuant to which, parties agree to cancel the 2.0% financial advisory fees as described above.

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

Critical Accounting Policies and Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer who also serves as our principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantially concurrently with the closing of the IPO on November 16, 2023, we completed the Private Placement of 350,000 Private Units to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,500,000. Private Units are identical to the Units sold in the IPO, except that the Sponsor agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until thirty (30) days following the completion of the Company’s initial business combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The proceeds of $69,345,000 (or $10.05 per Unit) from the proceeds of the IPO and the Private Placement were placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. We paid a total of $1,380,000 in underwriting discounts and commissions and $1,243,858 for other offering costs.

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

GLOBAL LIGHTS ACQUISITION CORP

Date: May 15, 2024	By:	/s/ Zhizhuang Miao
Zhizhuang Miao
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Bin Yang
Bin Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)