Form 10-Q
period 2024-09-30
Global Lights Acquisition Corp
filed 2024-11-13
CIK 1897971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

GLOBAL LIGHTS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,191	$1,391
Prepaid expenses	51,848	308,564
Total Current Assets	53,039	309,955
Investments held in trust account	72,557,133	69,794,957
Total Assets	$72,610,172	$70,104,912
Liabilities, Temporary Equity and Shareholders’ Deficit
Current liabilities:
Amount due to related parties	$210,360	$110,665
Promissory note-related parties	224,929	—
Accrued expenses	136,896	114,768
Total Current Liabilities	572,185	225,433
Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,987,185	2,640,433
Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 495,000,000 shares authorized; 6,900,000 shares at redemption value of $10.52 and $10.12 per share as of September 30, 2024 and December 31, 2023, respectively	72,557,133	69,794,957
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 495,000,000 shares authorized; 2,075,000 shares (excluding 6,900,000 shares, subject to possible redemption) issued and outstanding as of September 30, 2024 and December 31, 2023	208	208
Additional paid-in capital	—	—
Share subscription receivable	—	(173)
Accumulated deficit	(2,934,354)	(2,330,513)
Total Shareholder’s Deficit	(2,934,146)	(2,330,478)
Total Liabilities, Temporary Equity, and Shareholders’ Deficit	$72,610,172	$70,104,912

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For three months ended September 30,			For nine months ended September 30,
	2024	2023		2024	2023
Formation costs and operating costs	$147,436	$16,575		$603,841	$68,446
Loss from operations	(147,436)	(16,575)		(603,841)	(68,446)

Other income:
Interest earned on investments held in Trust Account	931,220	—		2,762,176	—

Net Income (Loss)	$783,784	$(16,575)		$2,158,335	$(68,446)
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	—		6,900,000	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.12	—		0.33	—
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,075,000	1,500,000	(1) (2)	2,075,000	1,500,000	(1) (2)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(0.01)		$(0.07)	$(0.05)
(1)	On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance and cancellation of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2023. As a result of the underwriter’s full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture as of September 30, 2024 and September 30, 2023.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	For the three and nine months ended September 30, 2024
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2023	2,075,000	$208	$—	$(173)	$(2,330,513)	$(2,330,478)
Net income	—	—	—	—	611,220	611,220
Remeasurement for ordinary shares subject to redemption value	—	—	—	—	(910,425)	(910,425)
Balance – March 31, 2024	2,075,000	$208	$—	$(173)	$(2,629,718)	$(2,629,683)
Net income	—	—	—	—	763,331	763,331
Remeasurement for ordinary shares subject to redemption value	—	—	—	—	(920,531)	(920,531)
Balance –June 30, 2024	2,075,000	$208	$—	$(173)	$(2,786,918)	$(2,786,883)
Collection of share subscription receivable	—	—	—	173	—	173
Net income	—	—	—	—	783,784	783,784
Remeasurement for ordinary shares subject to redemption value	—	—	—	—	(931,220)	(931,220)
Balance – September 30, 2024	2,075,000	$208	$—	$—	(2,934,354)	(2,934,146)

	For the three and nine months ended September 30, 2023
			Additional	Share		Total
	Ordinary Shares		Paid in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – December 31, 2022	1,725,000	$173	$—	$(173)	$(76,657)	$(76,657)
Net loss	—	—	—	—	(50,701)	(50,701)
Balance – March 31, 2023	1,725,000	173	—	(173)	(127,358)	(127,358)
Net loss	—	—	—	—	(1,170)	(1,170)
Balance – June 30, 2023(1)(2)	1,725,000	$173	$—	$(173)	$(128,528)	$(128,528)
Net loss	—	—	—	—	(16,575)	(16,575)
Balance – September 30, 2023(1)(2)	1,725,000	$173	$—	$(173)	(145,103)	(145,103)
(1)	On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the sponsor and off-set the consideration receivable from the sponsor. Total consideration receivable from the sponsor after off-set is $173. All shares and associated amounts have been retroactively restated to reflect the issuance of these shares (see Note 7).
(2)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ full exercise of their over-allotment option on November 16, 2023, no Founder Shares are currently subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL LIGHTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,158,335	$(68,446)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Interest earned on investments held in Trust Account	(2,762,176)	—
Changes in operating assets and liabilities:
Prepaid expenses	256,716	—
Accrued expenses	22,128	—
Amount due to related parties	99,868	68,446
Net cash used in operating activities	(225,129)	—

Cash Flows from Financing Activities:
Promissory Note-Related Party	$224,929	—
Net cash used in financing activities	224,929	—

Net Change in Cash	(200)	—
Cash – Beginning	1,391	315
Cash – Ending	$1,191	$315

Supplemental disclosure of non-cash activities:
Offering costs paid by related parties	$—	$125,042
Accrued offering costs and expenses	$—	$(23,243)
Remeasurement for ordinary shares subject to possible redemption	$2,762,176	$—
Deferred offering costs	$—	$101,799
Net off share subscription receivable with due to related party	$173	$—

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

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from August 23, 2021 (inception) through September 30, 2024 relate to the Company’s formation, the initial public offering (“IPO”) and searching for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company has generated and expects to continue to generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of September 30, 2024, the Company had cash of $1,191 and working capital deficit of $519,146. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 as included in its Annual Report on Form 10-K filed on April 15, 2024 with the SEC. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,191 and $1,391 as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents for both periods.

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

As of September 30, 2024, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less
Proceeds allocated to public rights	(2,553,000)
Allocation of offering costs related to redeemable shares	(4,852,420)
Plus
Remeasurement of carrying amount to redemption value	8,200,377
Ordinary shares subject to possible redemption, December 31, 2023	$69,794,957
Plus
Remeasurement of carrying amount to redemption value	2,762,176
Ordinary shares subject to possible redemption, September 30, 2024	$72,557,133

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share was the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$783,784	$(16,575)	$2,158,335	$(68,446)
Remeasurement for ordinary shares subject to possible redemption	(931,220)	—	(2,762,176)	—
Net loss including accretion of ordinary shares to redemption value	$(147,436)	$(16,575)	$(603,841)	$(68,446)

	For the three months ended September 30,
	2024		2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(113,349)	$(34,087)	$—	$(16,575)
Remeasurement for ordinary shares subject to possible redemption	931,220	—	—	—
Allocation of net income (loss)	$817,871	$(34,087)	$—	$(16,575)
Denominators:
Weighted-average shares outstanding	6,900,000	2,075,000	—	1,500,000
Basic and diluted net income (loss) per share	$0.12	$(0.02)	$—	$(0.01)

	For the nine months ended September 30,
	2024		2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(464,234)	$(139,607)	$—	$(68,446)
Remeasurement for ordinary shares subject to possible redemption	2,762,176	—	—	—
Allocation of net income (loss)	$2,297,942	$(139,607)	$—	$(68,446)
Denominators:
Weighted-average shares outstanding	6,900,000	2,075,000	—	1,500,000
Basic and diluted net income (loss) per share	$0.33	$(0.07)	$—	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 5 — Related Parties Transactions

Founder Shares

On November 11, 2022, December 2, 2021 and August 23, 2021, the Company issued an aggregate of 1,035,000, 840,000 and 1,000,000 ordinary shares respectively, to the Sponsor for an aggregate purchase price of $288. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor with a consideration of $115 and off-set the consideration receivable from the sponsor. Following which the Sponsor holds 1,725,000 ordinary shares (the “Founder Shares”) in total and total consideration receivable from the sponsor after the off-set is $173. In September 2024, the Company and the Sponsor agreed to settled the Founder Shares subscription consideration in form of netting with amount due to Sponsor, as a result of which, as of September 30, 2024 the consideration of the 1,725,000 Founder shares, amounting to $173 was received in full.

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

The payee of each Note, or its registered assignees or successors in interest (the “Payee”), had the right, but not the obligation, to convert such Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one ordinary share, par value $0.0001 per share, and one right to receive one-sixth (1/6) of one ordinary share upon the consummation of the Business Combination, as described in the prospectus of the Company (File No: 333-274645), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by each Payee in connection with such conversion should be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payee under such Note by (y) $10.00. On November 12, 2024, the Company entered into amendments with Mr. Zhizhuang Miao and Moore, respectively, pursuant to which, parties agreed to delete the conversion rights, resulting the Notes were not convertible thereafter.

The Company and the Payees agreed to apply the Note A and Note B to amount due to related party prior to August 6, 2024, for the amounts of $200,342, and $24,587 respectively. As of September 30, 2024, the balance of Note A and Note B was $200,342, and $24,587 respectively, for an aggregate of $224,929.

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

For the three and nine months ended September 30, 2024, the Company has recognized $30,000 and $90,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. As of September 30, 2024 and December 31, 2023, the balance of due to related party in connection with administrative service were $105,000 and $15,000, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

As of September 30, 2024 and December 31, 2023, the Company had no such extension loans.

Amount Due to Related Parties

The following is a list of related parties to which the Company has transactions with:

No.	Names of related parties	Relationship
1	Miao Zhizhuang	The CEO and Charmain of the Company and the sole director of the Sponsor of the Company
2	Moore (Dalian) Technology Co., Ltd (“Moore”)	80% equity interests owned by Miao Zhizhuang’s spouse
3	Beijing Huachuan Xingrun Investment Co., Ltd (“Huachuan”)	40% equity interests owned by Miao Zhizhuang
4	Carbon Neutral Holdings Inc.	Sponsor of the Company
5	Silk Road Industry Holdings Limited (“Silk Road”)	36% equity interests owned by Miao Zhizhuang

Amount due to related parties consisted of the following for the periods indicated:

	As of
	September 30, 2024	December 31, 2023
Carbon Neutral Holdings Inc. (1)	$198,965	$108,965
Silk Road (3)	9,868	—
Huachuan(2)	1,700	1,700
Amounts due to related parties	$210,533	$110,665

Related parties transaction consisted of the following for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Carbon Neutral Holdings Inc. (1)	$30,000	$—	$90,000	$—
Miao Zhizhuang(2)	—	74,378	—	143,068
Silk Road (3)	—	—	9,868	—
(1)

The Sponsor repaid the amounts due to Moore, Miao Zhizhuang, and Huachuan on behalf of the Company of $793,926, $211,482 and $10,325, respectively, on November 9, 2023. On November 16, 2023, $923,200 was repaid to the Sponsor, upon the closing of the IPO out of proceeds from private placement. Also, Carbon Neutral Holdings Inc. deposited an additional $1,432 in the escrow account for Company operations on November 16, 2023. Subsequent to the closing of the IPO, the Company accrued $15,000 administrative service fee for the year ended December 31, 2023 and $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, the balance of payment in advance of Sponsor is $198,965 and $108,965, respectively.

(2)	Huachuan and Miao Zhizhuang made several payments on behalf of the Company to pay the offering costs and operating costs in advance. These payments were non-interest bearing and had no due date.
(3)	Silk Road provide finance support to the Company in the amount of $9,868 on March 8, 2024. The fund was non-interest bearing and had no due date.

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

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31, 2024. The Company has prepaid $200,000 in cash on November 22, 2023, and incurred $30,770 in financial advisory fees in 2023. For the three and nine months ended September 30, 2024, the Company recognized $46,155 and $138,465 in financial advisory fees on the unaudited condensed statement of operations. Macforth Industries (N) Ltd. was also entitled to a financial advisory fee equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination. On April 24, 2024, the Company and Macforth Industries (N) Ltd. entered into an amendment of the financial advisory agreement, pursuant to which, the parties agree to cancel the 2.0% financial advisory fees as described above.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 5,000,000 preference shares each with a par value of US$0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 495,000,000 shares each with a par value of US$0.0001 with the power to redeem any of its shares, increase or reduce such capital and to issue all or any part of its capital (whether original, redeemed, increased or reduced) with or without any preference, priority or special privilege, or subject to any postponement of rights, or to any conditions or restrictions whatsoever and so that, unless the conditions of issue shall otherwise expressly provide, every issue of shares, whether stated to be preference or otherwise, shall be subject to the powers on the part of the Company hereinbefore contained. Holders of the ordinary share are entitled to one vote for each share. On August 23, 2021, there were 1,000,000 shares of ordinary share issued and outstanding. On December 2, 2021, the Company issued 840,000 additional ordinary shares to the Sponsor, which are identical to the previously issued 1,000,000 ordinary shares, with consideration receivable from the Sponsor. On November 11, 2022, the Company issued 1,035,000 additional ordinary shares to the Sponsor, which are identical to the previously issued 1,840,000 ordinary shares, with consideration receivable from the Sponsor. On June 7, 2023, the Company repurchased and canceled 1,150,000 ordinary shares from the Sponsor and offset the consideration receivable from the sponsor. Total consideration receivable from the Sponsor after off- set is

$173. All shares and associated amounts associated with the stock issuance and the stock repurchase and cancellation have been retroactively restated pursuant to ASC 260. On November 16, 2023, the Company issued 350,000 Private Shares to the Sponsor. There were 2,075,000 ordinary shares (excluding 6,900,000 shares subject to possible redemption) issued in aggregate as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	In Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$72,557,133	$72,557,133	$—	$—

			Significant	Significant
		Quoted Prices	Other	Other
	Carrying Value	In Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$69,794,957	$69,794,957	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 13, 2024, which is the date that the unaudited condensed financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 12, 2024, the Company entered into amendments with Mr. Zhizhuang Miao and Moore, respectively, pursuant to which, parties agreed to delete the conversion rights, resulting the Notes were not convertible thereafter.

The Company intends to hold an extraordinary general meeting of shareholders (“Extraordinary General Meeting”) on November 14, 2024. In connection with the meeting, shareholders will vote for (i) a proposal to amend the extension fee (the “Extension Fee”) payable by the Sponsor and/or its designee into the Trust Account to extend the Combination Period from $0.10 per unit (for each three-month extension) to an amount equal to the lesser of (a) $350,000 for all outstanding Public Shares and (b) $0.10 for each outstanding Public Share (the “Amended Extension Fee”). The first Extension Fee must be made by November 16, 2024, while the second Extension Fee must be deposited into the Trust Account by February 16, 2025 (“Proposal 1” or “Extension Fee Reduction Proposal”); and (ii) a proposal to direct the chairman of the Extraordinary General Meeting to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the foregoing proposal (“Proposal 2” or “Adjournment Proposal”).

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

The payee of each Note, or its registered assignees or successors in interest (the “Payee”), has the right, but not the obligation, to convert such Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of Ordinary Share and one right to receive one-sixth (1/6) of one Ordinary Share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-274645), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Units to be received by each Payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payee under such Note by (y) $10.00. On November 12, 2024, the Company entered into amendments with Mr. Zhizhuang Miao and Moore, respectively, pursuant to which, parties agreed to delete the conversion rights, resulting the Notes were not convertible thereafter.

The Company and the Payees agreed to apply the Note A and Note B to previously amount due to related party prior to August 6, 2024, for the amounts of $200,342, and $24,587 respectively. As of September 30, 2024, the balance of Note A and Note B was $200,342, and $24,587 respectively, for an aggregate of $224,929.

The Company intends to hold an extraordinary general meeting of shareholders (“Extraordinary General Meeting”) on November 14, 2024. In connection with the meeting, shareholders will vote for (i) a proposal to amend the extension fee (the “Extension Fee”) payable by the Sponsor and/or its designee into the Trust Account to extend the Combination Period from $0.10 per unit (for each three-month extension) to an amount equal to the lesser of (a) $350,000 for all outstanding Public Shares and (b) $0.10 for each outstanding Public Share (the “Amended Extension Fee”). The first Extension Fee must be made by November 16, 2024, while the second Extension Fee must be deposited into the Trust Account by February 16, 2025 (“Proposal 1” or “Extension Fee Reduction Proposal”); and (ii) a proposal to direct the chairman of the Extraordinary General Meeting to adjourn the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the foregoing proposal (“Proposal 2” or “Adjournment Proposal”).

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the nine months ended September 30, 2024 involved mainly searching for a target for an initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2024, we had a net income of $783,784, which comprised of income earned on investments held in Trust Account of $931,220, partially offset by operating costs of $147,436.

For the three months ended September 30, 2023, we had a net loss of $16,575, which comprised of formation costs and operating costs.

For the nine months ended September 30, 2024, we had a net income of $2,158,335, which comprised of income earned on investments held in Trust Account of $2,762,176, partially offset by operating costs of $603,841.

For the nine months ended September 30, 2023, we had a net loss of $68,446, which comprised of formation costs and operating costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, cash used in operating activities was $225,129. As of September 30, 2024, we had cash of $1,191 available for working capital needs. As of September 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

For the nine months ended September 30, 2024 and 2023, we have recognized $90,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the unaudited condensed statements of operations.

Underwriting Agreement

We are obligated to pay the underwriters a deferred underwriting fee equal to 3.5% of the gross proceeds of the IPO, or $2,415,000, upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Financial Advisory Agreement

On November 20, 2023, the Company entered into a financial advisory agreement with Macforth Industries (N) Ltd. to assist the Company in identifying potential investors by December 31,2024. The Company has prepaid $200,000 in cash on November 22, 2023, and incurred $30,770 in financial advisory fees in 2023. For the three and nine months ended September 30, 2024, we recognized $46,155 and $138,465 in financial advisory fees, respectively, on the unaudited condensed statement of operations. Macforth Industries (N) Ltd. was entitled to a financial advisory fee equal to 2.0% of the financing proceeds upon the closing of a Business Combination, which was contingent on the closing of the Business Combination. On April 24, 2024, the Company and Macforth Industries (N) Ltd. entered into an amendment of the financial advisory agreement, pursuant to which, parties agree to cancel the 2.0% financial advisory fees as described above.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LIGHTS ACQUISITION CORP

Date: November 13, 2024	By:	/s/ Zhizhuang Miao
Zhizhuang Miao
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Bin Yang
Bin Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)